Form 10-K
period 1997-12-31
HEALTHWORLD CORP
filed 1998-03-26
CIK 1044993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

           (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ..................... TO ...................
                  COMMISSION FILE NUMBER             0-23059
                                         ...................................

                            HEALTHWORLD CORPORATION
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 13-3922288
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

               100 AVENUE OF THE AMERICAS
                   NEW YORK, NEW YORK                                              10013
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 966-7640

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

     As at March 9, 1998, approximately 7,415,000 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $37,834,569.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its 1998 annual meeting of stockholders to be filed pursuant to Regulation 14A are hereby incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HEALTHWORLD CORPORATION

                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                         YEAR ENDED DECEMBER 31, 1997
                              ITEMS IN FORM 10-K

                                                                                                              PAGE
                                                                                                              ----
                                                  PART I
Item 1.     BUSINESS.......................................................................................      1
Item 2.     PROPERTIES.....................................................................................      9
Item 3.     LEGAL PROCEEDINGS..............................................................................     10
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     10

                                                  PART II
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................     11
Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA...........................................................     12
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........     13
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................     17
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................     17
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........     34

                                                 PART III
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................     34
Item 11.    EXECUTIVE COMPENSATION.........................................................................     34
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................     34
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................     34

                                                  PART IV
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................     34

                                     PART I

     This 1997 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the health care marketing and communications industry and the pharmaceutical and health care industry, general economic conditions, the ability of the Registrant to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

ITEM 1. BUSINESS.

     On November 12, 1997, Healthworld Corporation acquired (the 'Consolidation'), in exchange for shares of its Common Stock, all of the issued and outstanding common stock of each of (i) Girgenti, Hughes, Butler & McDowell, Inc. and its affiliated entities ('GHB&M') and (ii) Milton Marketing Group Limited and its subsidiaries ('Milton'). Unless otherwise indicated, all references herein to the 'Company' include GHB&M and Milton and give effect to the Consolidation and all references herein to 'Healthworld' refer to Healthworld Corporation prior to the consummation of the Consolidation.

  Overview

     The Company is an international marketing and communications services company specializing in health care. The Company provides many of the world's largest pharmaceutical and other health care companies with a comprehensive range of integrated strategic marketing services designed to accelerate the market acceptance of new products and to sustain marketability throughout their life-cycles. The Company's services include advertising and promotion, contract sales, consulting, publishing, medical education, public relations, interactive multimedia, database marketing and marketing research services. The Company offers its clients global reach and expertise through its operations in the United States and the United Kingdom, and through Healthworld B.V., a world-wide network of licensed independent marketing and communications agencies located in 13 other countries, in which the Company is a founding licensee.

     Healthworld was incorporated in Delaware on September 12, 1996 and conducted no operations prior to the consummation of the Consolidation on November 12, 1997. In connection with the Consolidation, the entities comprising GHB&M and Milton became wholly-owned subsidiaries of Healthworld on November 12, 1997, and Healthworld conducts all of its operations in the United States through GHB&M (the 'U.S. Operations') and in the United Kingdom through Milton (the 'U.K. Operations'). GHB&M and Milton have been operating in the marketing and communications industry since April 1986 and August 1978, respectively. See the Company's consolidated financial statements contained elsewhere herein for additional financial information with respect to the U.S. Operations and the

U.K. Operations.

     In November 1997, the Company consummated an initial public offering (the 'IPO'), pursuant to which the Company issued and sold an aggregate of 2,415,000 shares of its common stock, $.01 par value per share (the 'Common Stock').

     The Company's principal executive offices are located at 100 Avenue of the Americas, New York, New York 10013. The Company's telephone number is (212) 966-7640.

  Services

     The Company provides a variety of marketing and communications services to its clients ranging from the execution of a discrete marketing project to taking responsibility for the overall marketing message, which enables the Company to incorporate a wide variety of its services into one integrated marketing campaign. The Company seeks to develop brand loyalty and awareness for its clients at any stage of a product's life-cycle and approaches each project by carefully evaluating the product, the client's goals with respect to such product and industry and competitive considerations.

     Revenues from the Company's U.S. Operations are derived primarily from providing advertising and promotion, consulting, publishing and medical education services to its clients. In addition, the Company also offers other marketing and communications services in the U.S. to its clients, including public relations, interactive multimedia, database marketing, marketing research and contract sales services. Revenues from the Company's U.K. Operations are derived primarily from providing contract sales, advertising and promotion and public relations services to its clients.

     The services provided by the Company include:

     Advertising and Promotion. The Company's traditional advertising and promotion services include developing creative concepts for advertising campaigns for pharmaceutical and other health care products and applying such creative concepts to the development and production of a wide variety of marketing and promotional materials, including medical journal advertisements, direct mail materials, sales force brochures, hospital displays, convention exhibit panels, drug sample packages and reminder promotional items. Such campaigns are targeted almost exclusively to physicians, nurses and other health care providers and to wholesale distributors. The Company also analyzes marketing research data, which is either developed by the Company (through various methods including focus group studies, telephone interview studies and mailings) or obtained from its clients and other third-party sources, to determine the most appropriate audience to target as well as the types of marketing and promotional materials to employ in a campaign.

     In response to the growth of direct-to-consumer marketing ('DTC') campaigns during the last five years, GHB&M expanded its advertising and promotion services to include DTC. The Company believes that GHB&M was one of the first firms to develop a DTC campaign for prescription drugs and has become an industry leader in developing such DTC campaigns based on the number of DTC assignments it has performed. Through a dedicated team engaged exclusively in developing DTC campaigns, the Company believes it offers more specialized and comprehensive services to its clients than firms which focus primarily on the promotion of consumer products generally or on non-DTC advertising and the promotion of pharmaceutical products. In fiscal 1995, 1996 and 1997, the Company's revenues from DTC represented 21%, 20%, and 16%, respectively, of the Company's total revenues.

     The Company's U.S. Operations generated revenues from advertising and promotion services of approximately $8.5 million in fiscal 1995, $9.6 million in fiscal 1996 and $13.0 million in fiscal 1997, constituting 68%, 67% and 71%, respectively, of its U.S. Operations' consolidated revenues. The Company's U.K. Operations generated revenues from advertising and promotion services of approximately $2.9 million in fiscal 1995, $3.1 million in fiscal 1996 and $3.4 in fiscal 1997, constituting 66%, 31% and 20%, respectively, of the U.K. Operations' consolidated revenues. The Company's total revenues from advertising and promotion services were approximately $11.4 million in fiscal 1995, $12.7 million in fiscal 1996 and $16.4 million in fiscal 1997, constituting 68%, 52% and 46%, respectively, of the Company's total revenues.

     Contract Sales Services. The Company offers a flexible range of contract sales services which are delivered through dedicated and syndicated sales teams. The Company's contract sales teams form a network of trained professionals that provides clients with substantial flexibility in selecting the extent and costs of promoting products as well as the clients' level of involvement in managing the sales effort. Dedicated sales teams are comprised of sales representatives recruited by the Company in accordance with client specifications to conduct sales efforts for a particular client. Dedicated sales teams can be managed by the Company or can report directly to the client, depending on client preference. Syndicated sales teams can promote a number of products for different clients or multiple products for a single client. These teams are generally managed directly by the Company.

     The Company believes that speed of recruitment, quality of training and management of sales representatives, supported by information technology, are key to providing clients with a sales force tailored to meet their geographic and scheduling needs. The Company's ability to assemble a sales team quickly is a product of combining the talents of experienced personnel for screening and interviewing candidates with the use of information technology to expedite recruitment. The Company believes that it can recruit client-specific national sales force in as few as eight to twelve weeks, depending on the assignment. Sound hiring procedures, supplemented by the Company's internal training and development programs, help to ensure the quality of recruited personnel.

     Currently, the Company provides its contract sales services in the United Kingdom primarily to consumer products, utility and other non-health care related companies. The Company hires sales personnel on a project-by-project basis, with the actual number of representatives retained contingent upon a particular assignment. As of December 31, 1997, the Company employed, either on a part-time or full-time basis, approximately 834 contract sales representatives. The Company began providing contract sales services to pharmaceutical and other health care product companies in the United Kingdom in May 1997 and as of December 31, 1997 revenues generated from such clients were not significant. As of December 31, 1997, the Company employed approximately 65 part-time salaried sales representatives in its United Kingdom health care-related contract sales operations.

     In February 1998, the Company began offering contract sales services in the United States through Headcount LLC ('Headcount LLC') a recently formed limited liability company which will be managed by two recently hired senior managers who both have prior experience in managing a contract sales organization dedicated to the pharmaceutical industry. The Company owns 85% of the members' equity in Headcount LLC and such senior managers own the remaining 15% of the members' equity in Headcount LLC. The Company and such senior managers have entered into an Operating Agreement with respect to, among other things, the business and management of Headcount LLC and the transfer or other disposition of any members' equity in Headcount LLC. The Company anticipates that its contract sales operations in the United States will focus almost exclusively on pharmaceutical and other health care products and services.

     The Company generated revenues from its contract sales services of approximately $1.5 million in fiscal 1995, $6.6 million in fiscal 1996 and $13.3 million in fiscal 1997, constituting 34%, 67% and 78%, respectively, of the consolidated revenues of the Company's U.K. Operations, and 9%, 27% and 38%, respectively, of the Company's total revenues. The Company's U.S. Operations did not include any contract sales operations during such periods.

     Consulting. The Company's consulting services include strategic planning, new product development, clinical and regulatory affairs and health economics. Clients retain the Company to assist them in the development of strategic and business plans. Typically, the Company investigates and studies the results of clinical trials and marketing research studies to formulate a strategic direction for a client's products. The Company may recommend to its clients, among other things, conducting cost effectiveness clinical studies, extending patent life protection through line extensions, considering various approaches to dealing with the FDA, and developing pricing strategies and specific clinical trials to support certain marketing objectives. The Company currently subcontracts clinical and regulatory affairs and health economics consulting services to independent companies specializing in such services. While the Company is currently considering expanding to provide such regulatory affairs and health economics consulting services 'in-house,' there can be no assurance that the Company will, in the future, expand into such services.

     The Company generated revenues from its consulting services of approximately $1.5 million in fiscal 1995, $1.8 million in fiscal 1996 and $2.8 million in fiscal 1997, constituting 13%, 13% and 15%, respectively, of the consolidated revenues of the Company's U.S. Operations, and 9%, 8% and 8%, respectively, of the Company's total revenues. The Company's U.K. Operations do not provide consulting services.

     Publishing. Patient management publications are increasingly being employed as an additional element of an integrated marketing campaign to promote disease awareness, understanding of and compliance with treatment, and brand awareness and loyalty. As part of a DTC campaign developed by the Company for Wyeth-Ayerst

Laboratories' drug Premarin, an estrogen replacement for menopausal women, the Company publishes and manages the circulation for Seasons, a bi-monthly magazine for women who are on Premarin therapy, which is devoted to women's health care issues, including issues concerning menopause and osteoporosis as well as the efficacy and benefits of the drug and the means by which it can help improve overall quality of life. The Company believes that the magazine's current per issue circulation of 1.0 million Premarin patients makes it one of the most popular women's health magazines ever published and that the Company's integrated marketing campaign has contributed to Premarin becoming one of the world's leading drugs in terms of prescription sales volume.

     The Company is seeking to expand its publishing business by offering patient management publications to pharmaceutical companies as a marketing tool with respect to drugs used for long term therapy for chronic conditions or illnesses such as asthma, arthritis, ulcers, heart disease, diabetes and obesity. In addition, the Company believes that such patient management publications can be utilized by insurers and managed care companies as part of a disease specific patient management program designed to educate a patient as to his or her disease, including treatment options and lifestyle advice which may lead to an overall reduction in the cost of treatment and care.

     The Company generated revenues from its publishing services of approximately $1.1 million in fiscal 1995, $1.2 million in fiscal 1996 and $1.0 million in fiscal 1997, constituting 8%, 8% and 5%, respectively, of the consolidated revenues of the Company's U.S. Operations in each of such periods, and 6%, 5% and 3%, respectively, of the Company's total revenues. The Company's U.K. Operations do not provide publishing services.

     Medical Education. The Company develops medical educational programs targeted primarily to health care providers that are tied closely to the strategy and marketing goals for its clients, including continuing medical education programs for which physicians obtain credit and are required to complete to maintain their licenses. In addition to planning, implementing and managing symposia, workshops and other conferences that commonly utilize a multi-disciplinary faculty to address the full spectrum of care on featured topics, the Company creates newsletters, articles, slide lecture kits and posters. The Company also assists pharmaceutical and other health care companies in developing, writing and placing journal articles and supplements, and offers specialized training programs which incorporate new training technologies that can be applied in selling pharmaceutical products to non-traditional purchasers, including managed care organizations and public health officials. The Company offers such services throughout a product's life-cycle, including prior to regulatory approval, in order to create awareness and generate interest among the health care community about such product prior to such approval.

     The Company generated revenues from its medical education services of approximately $1.1 million in fiscal 1995, $1.4 million in fiscal 1996 and $1.2 million in fiscal 1997, constituting 9%, 10% and 7%, respectively, of the consolidated revenues of the Company's U.S. Operations, and 7%, 6% and 4%, respectively, of the Company's total revenues. The Company's U.K. Operations do not provide medical education services.

     Public Relations. The Company provides a broad range of public relations services to its clients, including tactical development, media relations, crisis management, special events, public sponsorship packages, professional and patient association liaison, grant and fellowship initiatives, editorial projects, graphic design and video production. The Company typically integrates its public relations programs into its overall marketing campaign for a client. The Company believes that its in-depth knowledge of professional trade and consumer media and its strong media contacts provide it with ongoing opportunities to place high impact stories publicizing client products and services.

     Interactive Multimedia. The Company develops and incorporates interactive multimedia and other new technologies into its programs and campaigns. The Company has utilized virtually all existing digital formats, including laser disc, kiosks, on-line and CD-ROM and owns an extensive archive of over 4,000 medical illustrations which it incorporates in such multimedia formats. The Company also provides website design and updating, demographics targeting, statistical measurement and list analysis. The Company believes that interactive multimedia are particularly attractive to its clients because specific audiences can be targeted.

     Database Marketing. The Company employs database technology to develop and implement marketing campaigns that are targeted to specific audience profiles. The Company utilizes its own or its clients' databases as well as databases it leases from third parties (including the American Medical Association). Through its direct marketing division, the Company developed and manages a database of
1.5 million patients generated from current and former patient readers of Seasons.

     Marketing Research. The Company develops and offers its clients specialized research programs to measure the 'return on investment' ('ROI') of its DTC and other marketing programs. The ROI model utilized by the Company is a proprietary model based on a consumer products research methodology that has been adapted and modified for use with respect to prescription drugs. Through the use of its ROI model, the Company has established normative data that it will use as benchmarks for future ROI studies. The Company believes that data from such programming assists the Company and its clients in determining the most effective means of marketing a particular product.

     Revenues from public relations, interactive multimedia, database marketing and marketing research services, in the aggregate, did not constitute more than 3% of the Company's total revenues in any fiscal year.

  Healthworld B.V.

     Healthworld B.V. is a world-wide network of licensed independent marketing and communications agencies which began operating in August 1993. Healthworld B.V. was organized as a Dutch corporation by the Company and two other founding licensees in response to the founders' belief that pharmaceutical and other health care companies will increasingly seek to retain marketing and communications companies with international reach and experience. Healthworld B.V. generally operates as a trade organization through which its licensed agencies provide business referrals to one another and, where appropriate, work with other licensed agencies with respect to projects which require expertise in other geographic markets. As such, Healthworld B.V. does not generate revenues from operations and is funded solely by membership fees and royalty payments from its licensees. Healthworld B.V. enables its member agencies to utilize the creative talents of other member agencies that have expertise and knowledge of particular countries or geographic regions to develop consistent and integrated multinational campaigns for the clients of such member agencies.

     Healthworld B.V. currently consists of GHB&M in the United States, Milton in the United Kingdom, and 13 other licensed independent marketing and communications agencies located in Canada, Denmark, Finland, France, Germany, Holland, Hungary, Italy, Norway, Russia, South Africa, Spain and Sweden. Healthworld B.V. also has an informal, non-binding arrangement with agencies in Australia, Japan and South America for such agencies to provide assistance in their geographic regions in the development of multinational campaigns. Member agencies are carefully selected based on, among other things, quality of work, local reputation, client base and certain other organizational financial criteria. Each member agency has entered into a license agreement with Healthworld B.V. which provides, among other things, that such agency will perform services for the clients of any other member agency upon request by such other member agency. In addition, each such license agreement provides for the member agency to pay a royalty fee to Healthworld B.V. and permits such member agency to use certain of Healthworld's trademarks, including the 'Healthworld' name, within its geographic market.

     The Company owns 61.2% of the capital stock of Healthworld B.V., and the remainder is owned by eight other member agencies. Each agency that enters into a license agreement with Healthworld B.V. is given the opportunity to become a shareholder of Healthworld B.V. Healthworld B.V. is managed by a Board of Directors consisting of five members, and the Company is entitled to designate two members.

     Although to date, Healthworld B.V. has neither conducted significant operations nor contributed materially to the Company's operations, the Company believes that Healthworld B.V. has enabled the Company to attract additional clients based upon the Company's ability to offer global reach and expertise.

  Strategy

     The Company's strategy is to capitalize on continued growth in marketing and communication spending by pharmaceutical and other health care companies by
(i) maintaining and enhancing its creative excellence and technical expertise,
(ii) offering its clients a comprehensive range of integrated services, (iii) continuing to specialize in health care marketing and communications services,
(iv) increasing its contract sales services, and (v) further expanding globally. The Company intends to implement its strategy through internal development and potential acquisitions.

     Maintain and Enhance Creative Excellence and Technical Expertise. The Company seeks to recruit the best available creative talent to maintain its creative excellence. The Company believes that its creative talent enables it to develop new ways to effectively promote its clients' products. The Company believes that it is an industry leader in the development of DTC campaigns for prescription drugs and in the development of marketing strategies and campaigns for 'switching' a drug from prescription to over-the-counter (non-prescription) status based on the number of assignments the Company has performed in such respective areas. GHB&M, which has consistently been recognized in the industry as one of the top health care communications agencies, was named 'Agency of the Year' in 1993 and 1996 by Med Ad News, a medical advertising and communications trade publication, based on a number of criteria, including creative marketing ability and account wins and losses, and was a finalist for such award in 1992 and 1994. GHB&M was also named 'Most Creative Agency' by Med Ad News in 1995, based on a poll of the presidents of the top 50 communications agencies. The Company maintains a high level of technological expertise and utilizes new interactive multimedia and other new technologies in its programs and campaigns.

     Offer a Comprehensive Range of Integrated Services. The Company believes that its clients are continuing to expand their sales and marketing efforts and require marketing and communications companies that can provide a comprehensive range of integrated services. The Company's communications services include advertising and promotion, publishing, medical education, public relations, consulting, interactive multimedia and database marketing services. The Company also provides contract sales and marketing research services. Through such diversification, the Company is able to provide a specific service or cross-sell multiple services to its clients within a fully integrated campaign. The Company believes that it will continue to realize significant benefits by capitalizing on available opportunities which may arise to increase the number of services it provides.

     Continued Specialization in Health Care. The Company will continue to focus on providing its services primarily to pharmaceutical and other health care companies. The Company believes that its expertise in and understanding of the business, consumer, scientific, medical and regulatory issues relating to the health care industry are critical in developing the most effective marketing campaigns and strategies with respect to pharmaceutical and other health care products and services. The Company's staff includes physicians, pharmacists, biologists and other personnel with extensive experience in providing marketing and communications services to health care companies. The Company intends to continue to recruit experienced health care and scientific professionals to ensure that its knowledge base remains up to date.

     Expansion of Contract Sales Services. Pharmaceutical and other health care companies are increasingly outsourcing certain marketing and sales services to contract sales organizations. Historically, the Company's contract sales organization operated only in the United Kingdom and provided its services primarily to consumer products, utility and other non-health care related companies. The Company began providing contract sales services to pharmaceutical and other health care companies in order to take advantage of the increased use by such companies in the United Kingdom of contract sales forces to market their products in May 1997 and, as of December 31, 1997, revenues generated for such clients were not significant. In February 1998, the Company began offering contract sales services in the United States and the Company anticipates that such operations will focus almost exclusively on pharmaceutical and other health care products. The Company believes that contract sales will enable it to complement its existing communication services with a flexible sales force designed to augment its clients' sales activities.

     The successful expansion of the Company's contract sales operations in the United Kingdom and in the United States will be dependent on a number of factors, including (i) its ability to effectively compete against the in-house sales departments of pharmaceutical companies and contract sales organizations specializing in pharmaceutical and other health care products, (ii) the hiring and training of qualified management personnel, and (iii) the ability to integrate such contract sales operations into the Company's current structure. An inability to manage future growth, compete effectively, or successfully integrate such contract sales operations could have a material adverse effect on the Company's business, financial condition or results of operations.

     Extend Global Reach. The Company believes that pharmaceutical and other health care companies will increasingly seek to retain marketing and communications companies with international reach and experience. The Company believes that it is positioned to address such future demand through its operations in the United States and the United Kingdom, and through Healthworld B.V., a world-wide network of licensed independent advertising agencies located in 13 other countries of which the Company is a founding licensee. Healthworld B.V. generally operates as a trade organization through which its licensed agencies provide business referrals to one another. In addition, Healthworld B.V. enables the Company and its other member agencies to utilize the creative talents of other member agencies that have expertise and knowledge of particular countries or geographic regions in order to develop consistent and integrated multinational campaigns for its clients. The Company currently intends to continue to expand the Healthworld B.V. network and will regularly evaluate opportunities to expand its business into other international locations.

     Growth Through Acquisitions. The Company intends to pursue acquisitions of marketing and communications companies specializing in health care in its existing markets and internationally, including possibly acquiring Healthworld B.V. licensed independent agencies. Although the Company believes that opportunities for future acquisitions are currently available, due to considerable acquisitions and consolidations in the marketing and communications industry in recent years, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire, manage or successfully integrate acquired businesses without substantial costs, delays or operational or financial problems. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions. The Company may be required to obtain additional financing to fund future acquisitions. The Company has no current commitments or arrangements for such additional financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.

  Clients

     The Company's communications clients are primarily pharmaceutical and other health care companies, including health care service providers and manufacturers of diagnostic equipment, medical equipment, medical devices and medical supplies. The Company currently provides its contract sales services in the United Kingdom primarily to consumer products, utility and other non-health care related companies. The Company's major clients include many of the world's largest pharmaceutical companies. The Company has enjoyed long-standing relationships with many of such clients.

     The Company's revenues are highly dependent upon the advertising, sales and marketing expenditures of pharmaceutical and other health care companies and other clients. Generally, clients are not bound to an individual marketing and communications company, and any client of the Company could at any time in the future and for any reason, including a prolonged economic recession or regulatory problems with respect to a product, reduce its marketing budget, transfer its business to another agency or take in-house all or part of the business performed by the Company.

     The Company derives a large portion of its revenues from a small number of clients. These clients generally do not engage the Company on an exclusive basis and may engage different companies for different services with respect to their products or with respect to a particular product. Moreover, the contracts with the Company's clients generally have a term of up to one year and are generally renewable. Typically, such contracts may be terminated by the client on short notice. As a result, the Company's results of operations may be materially adversely affected by the loss of one or more of its clients, the deterioration of the Company's relationship with any of its major clients, a decline in the business of its major clients or a decline in the marketing and communications spending by its major clients, either generally or with respect to specific products for which the Company is engaged.

     For the 1996 and 1997 fiscal years, the five largest clients of the Company represented an aggregate of 52% and 46%, respectively, of the Company's total revenues. For the 1996 and 1997 fiscal years, American Home Products (through its Wyeth-Ayerst Laboratories and Whitehall Laboratories divisions) accounted for approximately 27% and 19%, respectively, of the Company's total revenues.

     The Company typically enters into contracts with new clients or contracts for additional projects from existing clients either by being directly retained by such clients or after being invited to present and successfully winning the project for such clients.

     Client conflicts of interest are inherent in the marketing and communications industry, particularly with respect to pharmaceutical and other health care clients for whom the Company performs services, due to the proprietary nature of such clients' products. The Company's ability to compete for new clients and assignments is limited by the Company's general practice, and the practice followed by many of the Company's competitors, of not representing more than one competing product. In addition, the Company is often contractually precluded from being assigned a competing product. As a result, the Company may not be retained by existing, new and potential clients with respect to certain products if the Company provides marketing or communications services for competing products.

  Intellectual Property

     In 1997, the Company entered into a 50-year license agreement (the 'License Agreement') with Healthworld B.V. pursuant to which Healthworld B.V. granted the Company rights to use the 'Healthworld' and 'Healthworld Communications' trademarks, the tradename 'Healthworld' and the Healthworld logo, for $1.00 per year. Under the License Agreement, Healthworld B.V. must obtain the Company's prior written consent before further licensing such licensed property. Healthworld B.V. has trademarks registered with the United States Patent and Trademark Office for the words 'Healthworld' and 'Healthworld Communications' which expire in March 2004 and for the Healthworld name together with its logo which expires in May 2005. Healthworld B.V. also has trademarks registered or applications for such registrations pending for the tradename 'Healthworld' and the Healthworld logo in the United Kingdom and in each of the other countries in which licensed Healthworld B.V. agencies are located, as well as several other countries. The Company considers all United States and United Kingdom trademarks to be material to its operations.

  Competition

     The health care marketing and communications industry throughout the United States and Europe is highly competitive. The Company competes with many other marketing and communications firms, including international and regional full-service and specialty marketing and communications firms. Consolidation within the pharmaceutical and health care industries as well as a trend by pharmaceutical and health care companies to limit outsourcing of sales, marketing and communications services to fewer organizations has heightened the competition among such service providers. In addition, many of the larger consumer product marketing and communications companies have acquired specialty health care marketing and communications companies, which themselves have been increasingly consolidating in recent years. For instance, each of Bozell, Jacobs, Kenyon & Eckhardt, Grey Advertising, Interpublic Group, Omnicom Group, Inc., Saatchi & Saatchi Advertising Affiliates Holdings, Inc. and Young & Rubicam, Inc., has one or more divisions specializing in health care marketing and communications. Many of these companies have substantially greater financial resources, personnel and facilities than the Company. If the previously described consolidation trends continue, the Company may face greater competition for its clients and for acquisition candidates. Although the Company believes it is able to compete on the basis of the quality of its creative product, service, reputation and personal relationships with clients, there can be no assurance that the Company will be able to maintain its competitive position in the industry.

     With respect to contract sales services provided to consumer products and utility companies in the United Kingdom, the Company currently competes against in-house sales departments of such companies and contract sales organizations operating in the United Kingdom, many of which are larger and have substantially greater financial resources. With respect to contract sales services targeted to pharmaceutical and medical devices, the Company currently competes in the United Kingdom, and, as a result of the recent expansion of such services into the United States, will compete in the United States, against the in-house sales departments of pharmaceutical companies and local contract sales organizations specializing in pharmaceutical and medical device products. The primary competitive factor affecting contract sales and marketing services is the ability to quickly assemble, train and manage large qualified sales forces to handle broad scale sales campaigns. The Company believes that it competes favorably in these areas in the United Kingdom with respect to its non-health care related contract sales services. However, with respect to health care related contract sales services, there can be no assurance that the Company will compete favorably in these areas in the United Kingdom or in the United States.

     While there are relatively low barriers to entry into the marketing and communications industry as a whole, the Company believes that its specific expertise with respect to the pharmaceutical and health care industry distinguish it from prospective competitors attempting to develop health care communications businesses. Notwithstanding the Company's expertise, it expects that it will face additional competition from new entrants into the industry in the future. There can be no assurance that existing or future competitors will not develop or offer marketing communications services and products that provide significant performance, creative, technical or other advantages over those offered by the Company.

  Government Regulation

     While there are no laws that specifically regulate the health care communications industry, the health care and pharmaceutical industries are generally subject to a high degree of government regulation, and the trend is toward regulation of increasing stringency. Federal, state, local and foreign laws and regulations affect the permissible form, content and timing of marketing activities involving pharmaceutical and other health care products. Some of these laws relate to general considerations such as truthfulness, comparative advertising and the relative responsibilities of clients and advertising firms. Other laws, such as the Food, Drug and Cosmetics Act and the anti-fraud and abuse laws and regulations affecting the Medicare, Medicaid and other governmental health care programs, regulate the form, content and/or timing of marketing activities involving pharmaceutical and other health care products, including the permissible activities the Company may undertake to develop markets for its clients' products. The Company has implemented a rigorous review process, emphasizing the importance of compliance with regulatory matters. In addition, the Company's clients generally follow a rigorous internal review process.

     The health care industry is subject to changing political, economic and regulatory influences that may affect pharmaceutical and other health care companies, particularly with respect to spending by such companies on marketing and communications services to promote their products. Numerous governments have undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical and other health care product companies. Implementation of government health care reform may adversely affect marketing expenditures by pharmaceutical and other health care companies which could decrease the business opportunities available to the Company. Management is unable to predict the likelihood of health care reform legislation being enacted or the effects such legislation would have on the Company. In addition, the success of the Company's growth strategy depends on its ability to take advantage of certain industry trends, including continued increases in overall spending levels by pharmaceutical and other health care companies for marketing and communications services. Such growth in spending levels has evolved rapidly in recent years, the Company is unable to predict whether such growth in spending will continue at present levels or at all. The Company's results of operations could be materially adversely affected in the event the Company is unable to respond effectively to the enactment of health care reform legislation or changing industry trends which may affect future spending levels by pharmaceutical and other health care companies for marketing and communications services.

  Employees

     As of December 31, 1997, the Company had 197 full-time employees and six part-time employees, 118 of which were employed in the Company's U.S. Operations and 85 of which were employed in the Company's U.K. Operations, excluding sales representatives employed in the Company's contract sales organization. In the U.K., the Company employed, as of December 31, 1997, 834 sales representatives for its contract sales organization and such sales representatives were employed both on a full-time and part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good. The Company's success depends in large part, upon its ability to attract, develop, motivate and retain highly skilled creative and technical employees, of which there can be no assurance.

ITEM 2. PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility which occupies approximately 44,600 square feet of office space. The lease for such office space is due to expire on December 31, 2009 and has escalating rent currently at the base rate of $662,000 per annum which will increase to $750,000 per annum in December 1998 and $970,000 per annum from December 2003 through the expiration of the lease.

     The Company leases approximately 16,870 square feet of office space in various locations in the United Kingdom. The aggregate annual base rent for all of the Company's United Kingdom facilities is approximately $382,000.

     The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

ITEM 3. LEGAL PROCEEDINGS.


     The Company is a party in various lawsuits incidental to its business operations. In the opinion of the Company, none of such litigation in which it is currently a party, if adversely determined, will have a material adverse effect on the Company's financial condition or its operations.

     The Company, as part of its business, develops marketing and communications campaigns and materials and provides contract sales services with respect to pharmaceutical and other health care products, including newly developed drugs and other health care products. As a result, the Company may, in the future, be subject to certain types of litigation, including claims arising from false or misleading statements made with respect to the use or efficacy of such pharmaceutical and health care products or, in limited circumstances, product liability claims. Certain of the Company's contracts with its clients provide for the client to indemnify the Company against such liabilities. In addition, the Company maintains liability insurance, although there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims. In certain limited circumstances, however, the Company is obligated to indemnify its clients with respect to such claims and liabilities. The Company could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations. Even if any such claim was without merit, defending against such claim could result in adverse publicity and diversion of management's time and attention and could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 6, 1997, Healthworld's stockholders unanimously consented in writing to the ratification and approval of the Company's 1997 Stock Option Plan and the Employment Agreements between the Company and each of Steven Girgenti, the Chairman of the Board and Chief Executive Officer, and William Leslie Milton, the Vice Chairman of the Board and President.

     On November 10, 1997, Healthworld's stockholders unanimously consented in writing to the adoption of that certain Guaranty of the obligations of GHB&M under the Accounts Receivable Purchase Agreement between GHB&M and the CIT Group/Commercial Services, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On December 4, 1997, the Company completed its IPO, pursuant to which it issued and sold an aggregate of 2,415,000 shares of Common Stock. The Common Stock has been listed for quotation on The Nasdaq National Market under the symbol 'HWLD' since November 21, 1997, the date that the Company's Registration Statement on Form S-1 relating to the IPO was declared effective by the Securities and Exchange Commission. As of March 9, 1998, there were approximately 16 holders of record of the Common Stock. The Company believes that as of March 9, 1998, there were approximately 695 beneficial owners of the Common Stock.

     The following table sets forth the range of high and low sales prices for the Common Stock for the period indicated:

                                                                 1997
                                                            ---------------
                                                             HIGH      LOW
                                                            ------    -----
Fourth Quarter
  (from November 21, 1997)...............................   $12.75    $9.00

  Dividends

     Prior to the consummation of the Consolidation on November 12, 1997, the companies comprising GHB&M (other than Syberactive, Inc. ('Syberactive'), which is treated as a C Corporation) elected to be treated as S Corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns. As a result of the consummation of the Consolidation, the status of each of the companies comprising GHB&M as S Corporations terminated and each of the companies comprising GHB&M became subject to Federal and state income taxes at applicable corporate rates.

     In connection with the termination of the status of each of the companies comprising GHB&M as S Corporations, GHB&M entered into an agreement under which, prior to the consummation of the Consolidation, GHB&M sold approximately $2.6 million of its accounts receivable to an unaffiliated financial institution at a discount rate equal to 2% of the gross face amount of the accounts receivable sold (the 'Accounts Receivable Sale'). Immediately prior to the consummation of the Consolidation, GHB&M made distributions (the 'S Corporation Distributions') to its stockholders of $3.7 million in the aggregate from existing cash balances for the payment by such stockholders of taxes due on GHB&M's estimated 1997 S Corporation earnings through the date of the Consolidation (including taxable earnings arising from the Accounts Receivable Sale). See 'Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.'

     Healthworld has never declared or paid a dividend on its Common Stock. The companies comprising GHB&M, as S Corporations (other than Syberactive, which has always been treated as a C Corporation), made cash distributions to the stockholders of GHB&M of an aggregate of $209,000 in fiscal 1995, $1.5 million in fiscal 1996, $498,000 in fiscal 1997 through September 30, 1997, and, immediately prior to the consummation of the Consolidation on November 12, 1997, made the S Corporation Distributions of approximately $3.7 million. The companies comprising Milton paid cash dividends on their common stock to the stockholders of Milton of an aggregate of $101,000 in fiscal 1995, none in fiscal 1996 and $160,000 in fiscal 1997 through November 12, 1997, the date of the consummation of the Consolidation.

     The Company intends to retain all earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, financial requirements and such other factors as the Board of Directors deems relevant.

  Use of Proceeds from the IPO

     On November 21, 1997, the Company commenced an initial public offering of 2,100,000 shares of its Common Stock, par value $.01 per share. The Company's registration statement (the 'Registration Statement') on Form S-1 (File No. 333-34751) filed with the Securities and Exchange Commission (the 'Commission') with respect to the IPO was declared effective by the Commission on November 21, 1997. All of the shares of the Common Stock included in the IPO were sold by the Company.

     The managing underwriter for the IPO was C.E. Unterberg, Towbin and the co-managing underwriter was Pennsylvania Merchant Group Ltd.

     As part of the IPO, the Company granted to the underwriters an over-allotment option (the 'Underwriters' Option') to purchase up to an additional 315,000 shares of the Common Stock. The underwriters exercised the Underwriters' Option and purchased all of such additional shares from the Company on December 4, 1997. The IPO was completed on December 4, 1997 and the Common Stock is trading on the Nasdaq National Market under the symbol 'HWLD'.

     The aggregate offering price of the 2,100,000 shares of Common Stock sold in the IPO to the public was $18,900,000 (exclusive of the Underwriters' Option), with proceeds to the Company (after deduction of the underwriting discount) of $17,577,000 (before deducting offering expenses payable by the Company). The aggregate offering price of the 315,000 shares of Common Stock sold to the public pursuant to the exercise of the Underwriters' Option was $2,835,000, with proceeds to the Company (after deduction of the underwriting discount) of $2,636,550 (before deducting offering expenses payable by the Company). The total initial public offering price, underwriting discount and proceeds to the Company (before deducting offering expenses payable by the Company) were $21,735,000, $1,521,450 and $20,213,550, respectively.

     Through December 31, 1997, the end of the reporting period, the aggregate amount of the expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO

(including the shares sold pursuant to the exercise of the Underwriters' Option) was $5,290,000 which includes underwriting discounts and commissions ($1,521,450), underwriters' non-accountable expense allowance ($217,350) and expenses paid for accounting, legal, printing and other expenses ($3,551,200). None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the issuer or to any affiliate of the issuer, other than a portion of such payments which were made for legal fees and expenses to Todtman, Nachamie, Hendler & Spizz, P.C., of which Alex Spizz, a director of the Company, is a partner.

     The aggregate net proceeds received by the Company from the Offering and as a result of the exercise of the Underwriters' Option, after deducting underwriting discounts and commissions and expenses, were approximately $16,445,000.

     From the effective date of the Registration Statement until December 31, 1997, the end of the reporting period, the Company used $1,000,000 of the net proceeds of the IPO, solely for working capital uses, including funding working capital needs which resulted from the Accounts Receivable Sale which was undertaken in connection with the S Corporation Distributions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data as of and for the years ended December 31, 1996 and 1997, and for the year ended December 31, 1995 have been derived from the Company's audited Consolidated Financial Statements which are included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected consolidated financial data as of and for the year ended December 31, 1994 and as of December 31, 1995 have been derived from the Company's audited Consolidated Financial Statements not included herein. The following selected consolidated financial data as of and for the year ended December 31, 1993 have been derived from the Company's unaudited Consolidated Financial Statements not included herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                              -------    -------    -------    -------    -------
STATEMENT OF INCOME DATA:
Revenues...................................................   $11,206    $13,081    $16,767    $24,209    $35,292
Operating expenses
  Salaries and related costs...............................     7,554      7,890      9,857     15,733     24,186
  Other operating expenses.................................     3,321      3,713      4,425      5,208      6,276
                                                              -------    -------    -------    -------    -------
                                                               10,875     11,603     14,282     20,941     30,462
                                                              -------    -------    -------    -------    -------
Income from operations.....................................       331      1,478      2,485      3,268      4,830
Interest expense (income), net.............................         8         14          2         69        (86)
                                                              -------    -------    -------    -------    -------
Income before provision for income taxes and minority
  interests................................................       323      1,464      2,483      3,199      4,916
Provision for income taxes.................................       106        136        283        524        719
Minority interests in net earnings of subsidiary...........        10         39         68        124        192
                                                              -------    -------    -------    -------    -------
Net income.................................................   $   207    $ 1,289    $ 2,132    $ 2,551    $ 4,005
                                                              -------    -------    -------    -------    -------
                                                              -------    -------    -------    -------    -------
Pro forma information:
  Income before provisions for income taxes and minority interests....................................    $ 4,916
  Pro forma provision for income taxes................................................................      2,023
  Minority interests in net earnings of subsidiaries..................................................        192
                                                                                                          -------
  Pro forma net income................................................................................    $ 2,701
                                                                                                          -------
                                                                                                          -------


                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                              -------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital............................................   $ 1,834    $ 2,391    $ 3,904    $ 4,132    $18,953
Total assets...............................................    13,792     13,913     16,688     20,536     41,809
Long-term debt, including current portion..................       907        733      1,223      1,419      1,156
Stockholders' equity.......................................     2,914      3,880      5,235      6,372     24,766

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing elsewhere herein.

  Introduction

     Healthworld was incorporated in Delaware on September 12, 1996 and conducted no operations prior to the consummation of the Consolidation on November 12, 1997. Healthworld is a holding company whose principal assets are the common stock of GHB&M and Milton. Healthworld entered into separate Agreements and Plans of Organization (the 'Consolidation Agreements') in October 1997 with the stockholders of GHB&M and Milton and, pursuant thereto, acquired GHB&M and Milton on November 12, 1997. As a result of the Consolidation, all of the shares of GHB&M and Milton (including the minority interests in the subsidiaries of Milton) were acquired by Healthworld, and GHB&M and Milton became wholly-owned subsidiaries of Healthworld.

     The Consolidation has been accounted for as a pooling of interests, which method of accounting assumes that GHB&M and Milton have been combined from inception and restates the historical financial statements for the periods prior to the consummation of the Consolidation as though GHB&M and Milton had been combined from inception. The acquisition by Healthworld of the minority interests in certain of the subsidiaries comprising Milton occurred simultaneously with the acquisition by Healthworld of GHB&M and Milton Marketing Group Limited ('MMGL'), and has been accounted for under the purchase method of accounting.

  General

     The Company offers to its pharmaceutical and other health care clients a comprehensive range of integrated services throughout a product's life-cycle, from the development stage (pre-regulatory approval) to product launch and continuing through the post-launch stage and, if applicable, such product's switch from prescription to over-the-counter status. The Company derives its revenues from fees generated from providing marketing and communications services to its clients.

     The Company has provided contract sales services since January 1994. Historically, the Company's contract sales organization operated only in the United Kingdom and provided its services primarily to consumer products, utility and other non-health care related companies. The Company began providing contract sales services to pharmaceutical and other health care companies in order to take advantage of the increased use by such companies in the United Kingdom of contract sales forces to market their products in May 1997 and, as of December 31, 1997, revenues generated from such clients were not significant. In February 1998, the Company began offering contract sales services in the United States and anticipates that such operations will focus almost exclusively on pharmaceutical and other health care products.

     Historically, the Company's results of operations have been subject to quarterly fluctuations. Generally, the Company's revenues and profits have been lowest in the first quarter and highest in the fourth quarter. The Company's quarterly revenue trends result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major projects and industry billing practices which are tied to clients' annual marketing budgets, while the Company's communications services expenses generally remain constant. The Company's quarterly results may fluctuate as a result of such factors and a number of additional factors, including delays or costs associated with acquisitions, government regulatory initiatives and general conditions in the health care industry. The Company believes that because of such fluctuations, quarterly comparisons of its financial results cannot be relied upon as an indication of future performance.

     Milton operates only in the United Kingdom and, as a result, the Company is susceptible to foreign exchange rate fluctuations between the British Pound Sterling and the U.S. Dollar. The Company's financial statements are denominated in U.S. Dollars, and accordingly, changes in the exchange rate between the British Pound Sterling and the U.S. Dollar will affect the translation of Milton's financial results into U.S. Dollars for purposes of reporting the Company's consolidated financial results.

RESULTS OF OPERATIONS

     The following table sets forth certain total income statement data of the Company expressed as a percentage of revenues for the periods indicated.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        -------------------------

                                                                                        1995      1996      1997
                                                                                        -----     -----     -----
Statement of Income Data:
  Revenues..........................................................................    100.0%    100.0%    100.0%
  Operating expenses
     Salaries and related costs.....................................................     58.8      65.0      68.5
     Other operating expenses.......................................................     26.4      21.5      17.8
                                                                                        -----     -----     -----
                                                                                         85.2      86.5      86.3
                                                                                        -----     -----     -----
  Income from operations............................................................     14.8      13.5      13.7
                                                                                        -----     -----     -----
  Interest expense (income), net....................................................      0.0       0.3     (0.2)
                                                                                        -----     -----     -----
  Income before provision for income taxes and minority interests...................     14.8      13.2      13.9
  Provision for income taxes........................................................      1.7       2.2       2.0
  Minority interests in net earnings of subsidiary..................................      0.4       0.5       0.6
                                                                                        -----     -----     -----
  Net income........................................................................     12.7%     10.5%     11.3%
                                                                                        -----     -----     -----
                                                                                        -----     -----     -----
Pro forma information:
  Income before provisions for income taxes and minority interests..................                         13.9%
  Pro forma provision for income taxes..............................................                          5.6
  Minority interests in net earnings of subsidiaries................................                          0.6
                                                                                                            -----
                                                                                                            -----
  Pro forma net income..............................................................                          7.7%
                                                                                                            -----
                                                                                                            -----

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues for 1997 were $35.3 million, an increase of $11.1 million, or 45.8% from $24.2 million for 1996. Of such increase, (i) $6.7 million was attributable to the growth of the Company's contract sales operations, of which $3.3 million was attributable to business from new clients and $3.4 million was attributable to net new projects from existing clients, and (ii) $3.3 million and $984,000 was attributable to revenues from advertising and promotion and consulting, respectively, of which approximately $1.0 million was attributable to business from new clients, and the remaining amount resulted primarily from new projects from existing clients.

     Salaries and related costs for 1997 were $24.2 million, an increase of $8.5 million or 53.7% from $15.7 million for 1996. Such increase was primarily attributable to (i) $4.9 million of labor and other direct costs related to the Company's contract sales operation, and $700,000 relating to additional management staff for increased contract sales operations, (ii) $1.3 million relating to additional staff hired to support the increased level of business activity in the United States and (iii) $800,000 relating to staffing costs in the United Kingdom incurred in anticipation of increased business activity in advertising and promotion and public relations which did not occur in the period. Salaries and related costs represented 68.5% of revenues in 1997 compared to 65.0% in 1996. Such increase, as a percentage of revenues, was primarily attributable to the growth of the Company's contract sales operations and the corresponding increase in labor costs of such operations, and increases in salaries and other costs. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

     Other operating expenses for 1997 were $6.3 million, an increase of $1.1 million or 20.5% from $5.2 million for 1996. Such increase was primarily attributable to (i) additional rent and occupancy costs of $600,000 primarily related to expanded office space in the United Kingdom and (ii) increased costs of $300,000 primarily related to increased business development costs, and the growth of the Company's contract sales operations. Other operating expenses represented 17.8% of revenues in 1997, compared to 21.5% in 1996. The decrease in other operating expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed relative to increases in the Company's revenues.

     Income from operations for 1997 was $4.8 million, an increase of $1.6 million, or 47.8% from $3.3 million for 1996. Income from operations represented 13.7% of revenues in 1997, compared to 13.5% in 1996.

     The provision for income taxes fluctuated in 1995, 1996 and 1997 primarily as a result of the dollar amount of income before provision for income taxes. It should be noted that the low effective income tax rate in each year is primarily the result of the Company's U.S. subsidiaries being treated as S Corporations rather than C Corporations for the entire three year period up until November 12, 1997.

FISCAL 1996 COMPARED TO FISCAL 1995


     Revenues for 1996 were $24.2 million, an increase of $7.4 million, or 44.4%, from $16.8 million for 1995. Of such increase, (i) $5.1 million was attributable to the growth of the Company's contract sales operations, of which $2.5 million was attributable to the operations of Milton Headcount Limited ('Headcount') (acquired in November 1995) and the remainder was primarily attributable to additional business from new clients, and (ii) $1.3 million, $300,000, $300,000 and $200,000 was attributable to additional revenues from advertising and promotion, medical education, consulting and public relations services, respectively, which all resulted primarily from new projects from existing clients.

     Salaries and related costs for 1996 were $15.7 million, an increase of $5.9 million, or 59.6%, from $9.9 million for 1995. Such increase was primarily attributable to (i) $3.4 million of labor and other direct costs related to the Company's contract sales operations, (ii) $1.5 million for additional staff hired to support the higher level of business activity, (iii) $500,000 for annual salary increases, and (iv) $400,000 related to the retention of the staff of Headcount as a result of its acquisition by Milton. Salaries and related costs represented 65.0% of revenues in 1996, compared to 58.8% in 1995. Such increase, as a percentage of revenues, was primarily attributable to the growth of the Company's contract sales operations and the corresponding increase in labor costs of such operations, and increases in salaries and other costs.

     Other operating expenses for 1996 were $5.2 million, an increase of $783,000, or 17.7%, from $4.4 million for 1995. Such increase was primarily attributable to additional rent and occupancy costs of $500,000 primarily related to expanded office space, and increased business development costs of $300,000 in the United States and the United Kingdom. Other operating expenses represented 21.5% of revenues in 1996, compared to 26.4% in 1995. The decrease in other operating expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed relative to increases in the Company's revenues.

     Income from operations for 1996 was $3.3 million, an increase of $783,000, or 31.5%, from $2.5 million for 1995. Income from operations represented 13.5% of revenues in 1996, compared to 14.8% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company consummated its IPO, pursuant to which the Company issued and sold an aggregate of 2,415,000 shares of Common Stock (including 315,000 shares issued and sold in December 1997 pursuant to the exercise by the underwriters of an over-allotment option) at a per share price of $9.00. The net proceeds received by the Company in the IPO were $16.4 million, after deducting underwriting discounts and commissions, an underwriters non-accountable expense allowance and other expenses payable by the Company in connection with the IPO.

     During fiscal 1997, cash provided by operations was $5.3 million, and primarily consisted of net income for the period of $4.0 million, non-cash charges of $449,000, an increase of accrued expenses of $4.1 million, and a decrease in advance billings of $200,000. This was partially offset by (i) an increase of accounts receivable of $2.5 million and (ii) a decrease in accounts payable of $610,000 and (iii) an increase in other current assets of $379,000. Cash used in investing activities was $971,000 and was primarily attributable to capital expenditures. Cash provided by financing activities was $11.5 million and consisted of net proceeds from the initial public offering of $16.4 million and proceeds from bank loans of $255,000 which were partially offset by distributions to stockholders of $4.2 million, repayments of bank loans and a line of credit of $662,000, and capital lease repayments of $151,000.

     The Company's working capital was $19.0 million at December 31, 1997, compared to $4.1 million at December 31, 1996. The increase in working capital at December 31, 1997, as compared to December 31, 1996, was primarily attributable to the net proceeds received from the IPO.

     Bank borrowings for the Company's U.S. Operations from Chase Manhattan Bank, N.A. (the 'GHB&M Credit Facility') consist of (i) an uncommitted line of credit (the 'GHB&M Line of Credit') which expires on June 30, 1998 and bears interest at the bank's prime rate (8.5% as of December 31, 1997) plus 1.0% per annum, pursuant to which GHB&M may request borrowings of, but the bank is not obligated to lend, up to $3.5 million, (ii) a term note in the principal amount of $300,000 (the 'GHB&M Term Note'), and (iii) a letter of credit in the amount of $300,000 (the 'GHB&M Letter of Credit'). The GHB&M Credit Facility is secured by a first security interest in GHB&M's personal property and is personally guaranteed by certain of GHB&M's stockholders. The GHB&M Term Note, which was provided to GHB&M to finance the construction of additional office space, had $125,000 outstanding as of December 31, 1997 and bears interest at 7.75% per annum and is payable in 36 equal monthly installments with the last installment due February 1999. No amounts were outstanding under the GHB&M Line of Credit as of December 31, 1997.

     Borrowings for the Company's U.K. Operations consist of an overdraft facility (the 'Milton Overdraft Facility') with Bank of Scotland ('Bank of Scotland') for an aggregate amount of up to $820,000. Amounts drawn under the Milton Overdraft Facility bear interest payable at the United Kingdom base rate (7.25% as of December 31, 1997) plus 2.0% per annum (the 'Prevailing Rate'). As of December 31, 1997, Milton had an outstanding balance of approximately $634,000 under the facility. Although the Milton Overdraft Facility expired on November 30, 1997, pursuant to an informal arrangement between Milton and Bank of Scotland, the Company is continuing to operate under the Milton Overdraft Facility pending finalization and execution of a new overdraft facility which is currently being negotiated. In addition, as of December 31, 1997, the Company had the following outstanding indebtedness with respect to its U.K. Operations:
(i) a term loan from Bank of Scotland (the 'Milton Term Loan') in the principal amount of $588,000 (of which $345,000 was outstanding on December 31, 1997), which bears interest payable at the Prevailing Rate with principal payable in installments of $58,000 each May and November through November 2000; (ii) a term loan in the principal amount of $452,000 (all of which was outstanding), which bears interest at the rate of 4% per annum, originally issued in connection with Milton's acquisition of Headcount, under which principal is due and payable in July 1998; and (iii) a term loan from National Westminster Bank plc in the principal amount of $75,000 ($10,000 of which was outstanding as of December 31, 1997), which bears interest at 10.5% per annum payable in monthly installments, with the final payment due in April 1998.

     As a result of the consummation of the Consolidation, the status of the companies comprising GHB&M (other than Syberactive) as S Corporations terminated and each of the companies comprising GHB&M is subject to Federal and state income taxes at applicable corporate rates. In connection with the termination of the S Corporation status of such companies, GHB&M entered into an agreement with respect to the Accounts Receivable Sale pursuant to which, prior to the consummation of the Consolidation, GHB&M sold approximately $2.6 million of its accounts receivable to an unaffiliated financial institution at a discount rate equal to 2% of the gross face amount of the accounts receivable sold. Immediately prior to the consummation of the Consolidation, GHB&M made the S Corporation Distributions to its stockholders of $3.7 million in the aggregate from existing cash balances for payment by such stockholders of income taxes due on S Corporation earnings.

     In fiscal 1997, the Company spent $1.1 million for capital expenditures, primarily for expansion of the Company's New York offices. The Company anticipates that capital expenditures for the 1998 fiscal year will total approximately $500,000. Such expenditures will primarily include spending associated with the expansion of the Company's New York offices and the acquisition of additional office furniture and computer equipment for the Company's U.S. and U.K. offices.

     Pursuant to the Consolidation Agreements, the Company will pay to one of Milton's minority stockholders no later than July 31, 1999 an amount in cash up to approximately $320,000 based on the profits earned by PDM Communications Limited.

     The Company believes that cash generated from the Company's operations, the net proceeds received by the Company from the IPO and borrowings under the GHB&M Credit Facility and the Milton Overdraft Facility will be sufficient to fund the Company's capital requirements (including working capital and capital expenditure requirements) for at least the next 12 months.

     The Company believes that future costs to be incurred in connection with the modification of its software and systems to make them Year 2000 compliant will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial information is included on the pages indicated:


  Report of Independent Public Accountants.....................................................         18
  Consolidated Balance Sheets..................................................................         19
  Consolidated Statements of Income............................................................         20
  Consolidated Statements of Stockholders' Equity..............................................         21
  Consolidated Statements of Cash Flows........................................................         22
  Notes to Consolidated Financial Statements...................................................         23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Healthworld Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Healthworld Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1997 (Note 3), and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthworld Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Melville, New York
February 11, 1998

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                              -------------------
                                                                                               1996        1997
                                                                                              -------     -------
                                          ASSETS
Current Assets:
  Cash and cash equivalents................................................................   $ 2,214     $18,092
  Accounts receivable......................................................................    11,805      14,269
  Unbilled production charges..............................................................     1,564       1,501
  Other current assets.....................................................................       537       1,004
                                                                                              -------     -------
Total current assets.......................................................................    16,120      34,866
Property and equipment, net................................................................     2,112       2,434
Goodwill, net..............................................................................     1,800       3,670
Other assets...............................................................................       504         839
                                                                                              -------     -------
                                                                                              $20,536     $41,809
                                                                                              -------     -------
                                                                                              -------     -------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit...........................................................................   $   400     $    --
  Bank loans and overdrafts................................................................       406         634
  Current portion of long-term debt........................................................       216         702
  Current portion of capitalized lease obligations.........................................       125         125
  Accounts payable.........................................................................     2,471       1,836
  Accrued expenses.........................................................................     2,097       6,148
  Advance billings.........................................................................     6,273       6,468
                                                                                              -------     -------
Total current liabilities..................................................................    11,988      15,913
Long-term debt.............................................................................       950         230
Capitalized lease obligations..............................................................       128          99
Minority interests.........................................................................       143          --
Deferred rent..............................................................................       665         768
Deferred income taxes......................................................................       207          --
Other liabilities..........................................................................        83          33
                                                                                              -------     -------
Total liabilities..........................................................................    14,164      17,043
                                                                                              -------     -------
                                                                                              -------     -------
Commitments and contingencies (Note 15)
Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding......
  Common stock, $.01 par value; 20,000,000 shares authorized; 4,740,983 and 7,415,000
     shares issued and outstanding in 1996 and 1997, respectively..........................        47          74

  Additional paid-in capital...............................................................       256      22,746
  Retained earnings........................................................................     6,003       1,931
  Cumulative translation adjustments.......................................................        66          15
                                                                                              -------     -------
Total stockholders' equity.................................................................     6,372      24,766
                                                                                              -------     -------
                                                                                              $20,536     $41,809
                                                                                              -------     -------
                                                                                              -------     -------

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       19

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1995       1996       1997
                                                                                    -------    -------    -------
Revenues.........................................................................   $16,767    $24,209    $35,292
                                                                                    -------    -------    -------
Operating expenses:
  Salaries and related costs.....................................................     9,857     15,733     24,186
  Other operating expenses.......................................................     4,425      5,208      6,276
                                                                                    -------    -------    -------
                                                                                     14,282     20,941     30,462
Income from operations...........................................................     2,485      3,268      4,830
Interest expense (income), net...................................................         2         69        (86)
                                                                                    -------    -------    -------
Income before provision for income taxes and minority interests..................     2,483      3,199      4,916
Provision for income taxes.......................................................       283        524        719
Minority interests in net earnings of subsidiaries...............................        68        124        192
                                                                                    -------    -------    -------
Net income.......................................................................   $ 2,132    $ 2,551    $ 4,005
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

Pro forma information (Notes 4 and 5):
  Income before provisions for income taxes and minority interests...............                         $ 4,916
  Pro forma provisions for income taxes..........................................                           2,023
  Minority interests in net earnings of subsidiaries.............................                             192
                                                                                                          -------
  Pro forma net income...........................................................                         $ 2,701
                                                                                                          -------
                                                                                                          -------
Per share information (Note 5):
  Pro forma net income per common share:
     Basic.......................................................................                         $  0.54
                                                                                                          -------
                                                                                                          -------
     Diluted.....................................................................                         $  0.54
                                                                                                          -------
                                                                                                          -------
Common shares used in computing per share amounts:
     Basic.......................................................................                           5,037
                                                                                                          -------
                                                                                                          -------
     Diluted.....................................................................                           5,047
                                                                                                          -------
                                                                                                          -------


The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       20

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    ADDITIONAL                 CUMULATIVE
                                                          COMMON     PAID-IN      RETAINED     TRANSLATION
                                                          STOCK      CAPITAL      EARNINGS     ADJUSTMENTS     TOTAL
                                                          ------    ----------    ---------    -----------    -------
Balance, December 31, 1994.............................    $ 47      $    256      $ 3,102        $   7       $ 3,412
  Net income...........................................                              2,132                      2,132
  Distributions to stockholders........................                               (209)                      (209)
  Dividends............................................                                (86)                       (86)
  Cumulative translation adjustments...................                                             (13)          (13)
                                                          ------    ----------    ---------       -----       -------
Balance, December 31, 1995.............................      47           256        4,939           (6)        5,236
  Net income...........................................                              2,551                      2,551
  Distributions to stockholders........................                             (1,487)                    (1,487)
  Cumulative translation adjustments...................                                              72            72
                                                          ------    ----------    ---------       -----       -------
Balance, December 31, 1996.............................      47           256        6,003           66         6,372
  Initial public offering of common stock,
     net of cost of offering...........................      24        16,421                                  16,445
  Issuance of common stock for acquisition
     of minority interests.............................       3         2,329                                   2,332
  Net income...........................................                              4,005                      4,005
  Distributions to stockholders........................                             (4,197)                    (4,197)
  Dividends............................................                               (105)                      (105)
  Transition loss in foreign subsidiaries..............                                (35)                       (35)
  Undistributed earnings in 'S' corporation............                 3,740       (3,740)                        --
  Cumulative translation adjustments...................                                             (51)         ( 51)
                                                          ------    ----------    ---------       -----       -------
Balance, December 31, 1997.............................    $ 74      $ 22,746      $ 1,931        $  15       $24,766
                                                          ------    ----------    ---------       -----       -------
                                                          ------    ----------    ---------       -----       -------

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       21

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                        1995      1996      1997
                                                                                       ------    ------    -------
Cash flows from operating activities:
  Net income........................................................................   $2,132    $2,551    $ 4,005
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................................................      410       627        849
     Deferred rent..................................................................      200        23        103
     Deferred income taxes..........................................................       83        89       (643)
     Transition loss................................................................       --        --        (35)
     Minority interest in net earnings..............................................       68       124        192
     Loss (gain) on sale of fixed assets............................................        1        18        (17)
  Changes in operating assets and liabilities:
     Accounts receivable............................................................      198    (2,141)    (2,519)
     Unbilled production charges....................................................     (691)    1,562         61
     Other current assets...........................................................     (110)      (46)      (379)
     Other assets...................................................................       30       (88)        69
     Accounts payable...............................................................     (361)     (507)      (610)
     Advance billings...............................................................   (1,579)      221        200
     Accrued expenses...............................................................      861       998      4,082
     Other liabilities..............................................................       --        18        (48)
                                                                                       ------    ------    -------
Net cash provided by operating activities...........................................    1,242     3,449      5,310
                                                                                       ------    ------    -------
Cash flows from investing activities:
Net purchase price of acquisitions..................................................     (639)     (242)        --
Capital expenditures, net...........................................................     (766)     (720)    (1,071)
Proceeds from the sale of fixed assets..............................................       63        50        100
                                                                                       ------    ------    -------
Net cash (used in) investing activities.............................................   (1,342)     (912)      (971)
                                                                                       ------    ------    -------
Cash flows from financing activities:
  Net proceeds from initial public offering.........................................       --        --     16,445
  Distributions to stockholders.....................................................     (209)   (1,487)    (4,197)
  Payment of majority stockholder dividends.........................................      (86)       --       (105)
  Payment of minority interest shareholders dividends...............................      (15)       --        (55)
  Repayment of bank loans...........................................................       --      (131)      (262)
  Proceeds from bank loans..........................................................      613        --        255
  Net proceeds (repayment of) from line of credit...................................      200       109       (400)
  Issuance of long-term debt........................................................       --       300         --
  Repayment of long-term debt.......................................................     (105)     (158)        --
  Capital lease repayments..........................................................     (152)      (77)      (151)
                                                                                       ------    ------    -------
Net cash (used in) provided by financing activities.................................      246    (1,444)    11,530

                                                                                       ------    ------    -------
Effect of exchange rates on cash....................................................      (14)      (17)         9
Net increase in cash and cash equivalents...........................................      132     1,076     15,878
Cash and cash equivalents at beginning of year......................................    1,006     1,138      2,214
                                                                                       ------    ------    -------
Cash and cash equivalents at end of year............................................   $1,138    $2,214    $18,092
                                                                                       ------    ------    -------
                                                                                       ------    ------    -------
Supplemental disclosure of cash flow information:
  Cash paid for:
  Taxes.............................................................................   $  196    $  131    $   851
                                                                                       ------    ------    -------
                                                                                       ------    ------    -------
  Interest..........................................................................   $   53    $  129    $   139
                                                                                       ------    ------    -------
                                                                                       ------    ------    -------
Supplemental schedule of noncash investing activities:
  Issuance of stock for acquisition of minority interests (Note 6)..................   $   --    $   --    $ 2,332
                                                                                       ------    ------    -------
                                                                                       ------    ------    -------

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       22

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. ORGANIZATION

     Healthworld Corporation (the 'Company') was incorporated in Delaware on September 12, 1996. The Company conducted no operations prior to November 12, 1997, at which time it acquired all of the outstanding common stock of Girgenti, Hughes, Butler & McDowell, Inc. and its affiliated entities ('GHB&M') and Milton Marketing Group Limited and its subsidiaries ('Milton') in exchange for an aggregate of 4,741 shares of common stock of the Company (the 'Consolidation'). The Consolidation has been accounted for using the pooling of interests method of accounting. As a result of the Consolidation, the entities comprising GHB&M (other than Syberactive, which was already treated as a subchapter 'C' corporation) no longer qualified as subchapter 'S' corporations, and became subject to C corporation taxation. Simultaneously, with the Consolidation, the entities comprising GHB&M declared and paid an S corporation distribution to the then existing stockholders of GHB&M in the aggregate amount of $3,700 for payment by such stockholders of taxes due on GHB&M's 1997 S corporation earnings. GHB&M's undistributed S corporation earnings of $3,740 have been transferred to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. The provision for income taxes for the year ended December 31,1997 reflects S corporation taxation for GHB&M through the date of the Consolidation, and C corporation taxation thereafter (Note 12). Concurrent with the Consolidation, the stockholders holding the minority interests in Milton's subsidiaries contributed their interests in such respective companies in exchange for an aggregate of 259 shares of the Company's common stock. These acquisitions were accounted for using the purchase method of accounting. The excess purchase price over the underlying equity of the minority interests was recorded as goodwill (Note 6).

     On November 21,1997, the Company consummated its initial public offering ('the IPO') relating to the offer and sale of 2,415 shares of Common Stock at $9.00 per share. Net proceeds received by the Company from the IPO were $16,445.

NOTE 2. BUSINESS

     The Company is an international marketing and communications services company specializing in health care. The Company provides many of the world's largest pharmaceutical and other health care companies with a comprehensive range of integrated strategic marketing services designed to accelerate the market's acceptance of new products and to sustain marketability throughout their life-cycles.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


  Restatement

     As discussed in Note 1, the Company completed the Consolidation on November 12, 1997, which was accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the results of GHB&M and Milton for all periods presented.

  Fiscal-Year Change

     In December 1997, the Company changed the fiscal year end of Milton from November 30 to December 31 to eliminate the one month lag in reporting. The one month lag was eliminated during the fourth quarter as an adjustment to retained earnings of $(35).

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Foreign Currency Translation

     All assets and liabilities of the Company's Milton subsidiaries are translated into United States Dollars from United Kingdom Pound Sterling at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during each fiscal year. The resulting translation adjustments are recorded as a separate component of stockholders' equity.

  Revenue Recognition

     Revenues and fees are derived from clients for creative concept development, production of advertising and promotional materials, the supply of long and short-term personnel for client marketing purposes and the provision of public relations services to public health service institutions. For services such as the production of advertising and promotion materials, fees are recognized when the production materials are completed. With respect to services such as consulting, publishing and public relations, the Company is either paid a monthly retainer or bills on an actual time incurred basis, which, in each case, the Company recognizes as income each month to match its monthly payroll and operating costs. Additionally, revenues associated with contract sales services are recognized as such services are provided and payroll expenses are incurred.

     Accounts receivable include fees recognized, project costs, and media and production costs incurred on behalf of clients, which are paid for by the Company and billed to clients. The Company records gross contract revenues for contract sales services and the related direct costs are included in salaries and related costs on the accompanying consolidated statements of income.

  Concentration of Credit Risk

     The Company provides services to a range of clients operating mostly in the healthcare, communication and utility industries. For the year ended December 31, 1997, the Company had three clients which constituted approximately 18.8%, 8.6% and 7.9% of total revenues, respectively. In addition, the Company's five largest clients represented 45.9% of total revenues for the year ended December 31,1997. The Company had three clients which constituted approximately 26.9%, 9.3% and 5.4% and 28.5%, 13.0% and 9.7% of total 1996 and 1995 revenues, respectively. The Company extends credit to all qualified clients, but does not believe that it is exposed to any undue concentration of credit risk to any significant degree. The Company maintains reserves for potential credit losses, but has not experienced any material losses from individual clients or groups of clients.

  Cash and Cash Equivalents

     For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper and money market mutual funds.

  Unbilled Production Charges

     Unbilled production charges consists principally of costs incurred in producing marketing communications for clients and field marketing personnel to be billed. Such amounts will be billed to clients at either a defined stage of the project or when production is complete.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Property and Equipment

     Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using both accelerated and straight-line methods over the following periods:


Motor vehicles......................  4-8 years
Furniture and equipment.............  4-14 years
Leasehold improvements..............  Lesser of lease term or useful life

  Equipment Held Under Capital Leases

     Equipment held under capital leases is accounted for in accordance with Statement of Financial Accounting Standards No. 13 'Accounting for Leases', and is recorded in property and equipment. The present value of the related liability is included in capitalized lease obligations.

  Goodwill

     Goodwill represents the Company's excess purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life. Amounts recognized to date have been amortized over 30 years from the original date of acquisition. Amortization expense of goodwill for the years ended December 31, 1995, 1996 and 1997 amounted to $2, $42 and $78 respectively.

  Accounting for Long-Lived Assets

     During 1996, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets to be Disposed of.' This statement requires the Company to review long-lived assets, including certain intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adoption was immaterial.

  Advance Billings

     Advance billings consists of progress billings for production jobs that are not completed, as well as accrued media placements that have been billed to clients.

  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 'Accounting for Income Taxes'. This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered. The Company has not recorded any deferred tax assets or liabilities as any differences between book and income tax recognition are immaterial.

     As a result of the Consolidation, the entities comprising GHB&M (other than Syberactive, which was already treated as a C corporation) are no longer treated as S corporations. Deferred tax assets and liabilities were established in the fourth quarter of fiscal 1997 due to the termination of GHB&M's S corporation status on November 12, 1997. This resulted in a credit to the provision for income taxes of $404 for the year ended December 31, 1997 (Note 12).

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Stock-Based Compensation

     In 1997, the Company adopted the provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation', by continuing to apply the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' while providing the required pro forma disclosures as if the fair value method had been applied (Note 13).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 4. PRO FORMA NET INCOME

     Pro forma net income for the year ended December 31, 1997 includes the pro forma effect of a C corporation income tax provision as if each of the companies comprising GHB&M (other than Syberactive, which was already treated as a C corporation) were treated as C corporations for the entire fiscal year.

NOTE 5. NET INCOME PER COMMON SHARE

     Effective December 15, 1997, the Company adopted SFAS No. 128, 'Earnings Per Share' ('EPS'). This statement establishes standards for computing and presenting EPS, replacing the presentation of primary EPS with a presentation of basic EPS. For companies with complex capital structures, the statement requires dual presentation of both basic EPS and diluted EPS on the face of the statement of income. In accordance with SFAS No. 128, basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options.

     The following chart provides a reconciliation of information used in calculating the per share amounts, for the year ended December 31, 1997:

                                                            PRO FORMA       WEIGHTED
                                                           NET INCOME        SHARES
         (IN THOUSANDS, EXCEPT PER SHARE DATA)             (NUMERATOR)    (DENOMINATOR)    PER SHARE AMOUNT
        ----------------------------------------           -----------    -------------    ----------------
Pro forma net income....................................     $ 2,701
Basic EPS pro forma net income available to common
  stockholders..........................................     $ 2,701           5,037            $ 0.54

Effect of dilutive securities stock options.............          --              10                --
Diluted EPS Pro forma net income available to common
  stock and assumed option exercises....................     $ 2,701           5,047            $ 0.54

NOTE 6. ACQUISITIONS OF BUSINESSES

  Minority Interests

     On November 12, 1997, the Company acquired the remaining minority interests in all Milton subsidiaries. In accordance with the terms of the acquisitions, the Company issued 259 shares of common stock in exchange for all minority shareholders' interest in their respective companies. These acquisitions were accounted for using the purchase method of accounting. The excess purchase price over the fair value of the minority interest share of the net assets acquired was $2,046 and has been recorded as goodwill.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. ACQUISITIONS OF BUSINESSES--(CONTINUED)
  Milton Headcount Limited ('MHL')(formerly Effective Sales Personnel Limited)

     In November 1995, the Company acquired all of the outstanding stock of MHL for a purchase price of $1,130. The purchase price was funded by cash and a $462 note due July 1998. This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired was $1,027 and has been recorded as goodwill.

  Milton Cater Limited ('MCL')

     MCL was formed in April 1996, and the Company acquired 51% of its equity in May 1996. The remaining 49% of MCL's equity was owned by a key employee and was purchased by the Company on November 12, 1997 for no consideration pursuant to a prior agreement between Milton and the minority stockholder.

  Milton Marketing Limited ('MML')

     In April 1996, the Company acquired an additional 7.5% interest in MML for $234, which increased the Company's interest in MML to 92.5%. The acquisition of the 7.5% interest was accounted for using the purchase method of accounting. The excess purchase price over the fair value of the minority share of net assets was $188 and has been recorded as goodwill. As described above the remaining 7.5% interest was acquired on November 12, 1997.

  PDM Communications Limited ('PDM')

     In November 1996, the Company acquired a 75% interest in PDM for a cash purchase price of $32. The minority stockholder had a put option and the Company had a call option with respect to the remaining 25% of the shares not owned by the Company. This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired was $523 and has been recorded as goodwill. On November 12, 1997 the Company exercised its call option as fully described above. The Company may be required under certain circumstances to remit to a prior PDM stockholder up to approximately $320 no later than July 31, 1999.

  Pro Forma Results of Operations

     Summarized below are the unaudited pro forma results of operations of the Company as though the MHL, MML and PDM acquisitions had occurred at the beginning of 1995 and the acquisition of the remaining minority interest in certain of the Milton subsidiaries had occurred at the beginning of 1996. Adjustments have been made for income taxes, amortization of goodwill and minority interests in net earnings of subsidiaries related to these transactions.

                                                                           1995       1996       1997
                                                                          -------    -------    -------
Pro Forma:
Revenues...............................................................   $19,002    $24,596    $35,292
Net income.............................................................     1,453      1,459      2,834

     These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of 1995 or 1996 or of results which may occur in the future.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                                         1996      1997
                                                                                        ------    ------
Motor vehicles.......................................................................   $  265    $  438
Furniture and equipment..............................................................    3,113     3,822
Leasehold improvements...............................................................      628       942
Equipment held under capital leases..................................................      395        --
                                                                                        ------    ------
                                                                                         4,401     5,202
Less: Accumulated depreciation and amortization......................................   (2,289)   (2,768)
                                                                                        ------    ------
                                                                                        $2,112    $2,434
                                                                                        ------    ------
                                                                                        ------    ------

     Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $408, $585 and $771, respectively.

NOTE 8. RESTRICTED CASH

     In connection with the lease for office space, the Company was required to establish an Irrevocable Standby Letter of Credit with a face amount of $300. The Company has set aside a Certificate of Deposit in the amount of $300 as collateral for the Letter of Credit. The Certificate of Deposit has been included within other assets due to the term of the underlying lease commitment.

NOTE 9. ACCRUED EXPENSES

     Major components of accrued expenses at December 31:

                                                                               1996      1997
                                                                              ------    ------
Salary and related cost....................................................   $  701    $2,887
Value added tax............................................................      340     1,393
Income taxes...............................................................      575       902
Other......................................................................      481       680
Offering costs.............................................................       --       286
                                                                              ------    ------
                                                                              $2,097    $6,148

                                                                              ------    ------
                                                                              ------    ------

NOTE 10. BANK LOANS AND OVERDRAFTS

     The Company has the following loans outstanding at December 31:

                                                                               1996      1997
                                                                              ------    ------
Line of credit (a).........................................................   $  400    $   --
Term loan (b)..............................................................      470       345
Term note/loan (c).........................................................      223       125
Business development loan (d)..............................................       38        10
Overdraft facility (e).....................................................      379       634
4% loan notes (f)..........................................................      462       452
                                                                              ------    ------
                                                                               1,972     1,566
Less: Current portion......................................................    1,022     1,336
                                                                              ------    ------
                                                                              $  950    $  230
                                                                              ------    ------
                                                                              ------    ------

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10. BANK LOANS AND OVERDRAFTS--(CONTINUED)
------------------
a) On January 22, 1996, Chase Manhattan Bank, N.A. approved a $3,500 Line of Credit. As of December 31, 1996 and 1997, $400 and $0 were outstanding, respectively. Borrowings under the Line of Credit are limited to 80% of eligible trade receivables, as defined in the agreement. The Line of Credit which matured on July 31, 1997, was renewed in October 1997, bears interest at prime (8.5% as of December 31, 1997) plus 1% per annum and matures on June 30, 1998. All loans under the Line of Credit are (i) secured by a first priority security interest in GHB&M's personal property, and (ii) guaranteed by certain officers of the Company. The Line of Credit requires the Company to maintain certain financial ratios. As of December 31, 1997, the Company was in compliance with all of the provisions of the Line of Credit.

b) During November 1995, a bank provided a Term Loan of $588 to the Company which bears interest at the United Kingdom ('UK') base rate (7.25% as of December 31, 1997) plus 2% per annum and is payable in installments of $58 every May and November with the final installment due in November 2000. The Term Loan requires the Company to maintain certain financial covenants. As of December 31, 1997, the Company was in compliance with all of the provisions of the Term Loan.

c) During February 1996 a bank provided a Term Loan of $300 to finance the construction of additional office space. This Term Loan bears interest at 7.75% per annum and is payable in 36 monthly installments commencing March 1996.

d) This loan bears interest at 10.5% per annum and matures in April 1998.

e) The Company has in place an overdraft facility with a bank, which bears interest at the UK base rate plus 2% per annum. As of December 31, 1996 and 1997 the outstanding balance was approximately $379 and $634 respectively, while the overdraft facility limits were approximately $672 and $820, respectively.

f) In connection with the MHL acquisition, the Company has issued a $462, 4% unsecured note, which is payable in July 1998.

     At December 31, 1997, maturities of debt are as follows:

1998.............................................................   $1,336
1999.............................................................      115
2000.............................................................      115

NOTE 11. CAPITALIZED LEASE OBLIGATIONS


     The Company has entered into capital leases for computer equipment and motor vehicles. The lease payments are payable monthly on a straight-line basis. The assets relating to the leases are capitalized and amortized over a period approximating the lease period.

     Minimum future lease payments under capital leases as of December 31 are as follows:

1998.............................................................   $  140
1999.............................................................       72
2000.............................................................       30
2001.............................................................        9
                                                                    ------
Total minimum lease payments.....................................      251
Less: amounts representing interest..............................       27
                                                                    ------
Present value of minimum lease payments..........................   $  224
                                                                    ------
                                                                    ------

     Interest rates on capitalized leases vary from 11% to 15% and are imputed based on the lessor's implicit rate of return.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12. INCOME TAXES

     The provision for income taxes is comprised of the following at December
31:

                                                                                   1995    1996    1997
                                                                                   ----    ----    -----
Current:
  Federal.......................................................................   $ --    $ --    $ 301
  State and local...............................................................     41      69      681
  Foreign.......................................................................    159     366      380
                                                                                   ----    ----    -----
                                                                                    200     435    1,362
                                                                                   ----    ----    -----
                                                                                   ----    ----    -----
Deferred:
  Federal.......................................................................     --      --      (16)
  State and local...............................................................     83      89     (223)
  Foreign.......................................................................     --      --       --
                                                                                   ----    ----    -----
                                                                                     83      89     (239)
Deferred taxes resulting from subchapter 'S' corporation termination............     --      --     (404)
                                                                                   ----    ----    -----
Total...........................................................................   $283    $524    $ 719
                                                                                   ----    ----    -----
                                                                                   ----    ----    -----

     Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                                             DECEMBER 31,
                                                                                                 1997
                                                                                             ------------
U.S. Federal statutory rate...............................................................        34.0%
State and local taxes, net of Federal benefit.............................................         6.1
Tax effect resulting from foreign operations..............................................         0.6
Income from 'S' corporation period taxable to shareholders................................       (21.3)
Deferred taxes resulting from subchapter 'S' corporation termination......................        (8.2)
Non-deductible foreign tax losses.........................................................         1.8
Non-deductible goodwill amortization and other............................................         1.6
                                                                                                ------
Effective income tax rate.................................................................        14.6%

                                                                                                ------
                                                                                                ------

     Significant components of deferred tax assets are as follows:

                                                                                             DECEMBER 31,
                                                                                                 1997
                                                                                             ------------
Current deferred tax assets:
  Accounts receivable.....................................................................      $   55
  Various accruals........................................................................          36
                                                                                                ------
                                                                                                    91
Non-current deferred tax assets:
  Deferred rent...........................................................................         328
                                                                                                ------
Total deferred tax asset..................................................................      $  419
                                                                                                ------
                                                                                                ------

NOTE 13. STOCK-BASED COMPENSATION PLANS

     On October 13, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the '1997 Plan'). The 1997 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 710 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ('ISOs') or Non-qualified Stock Options ('NQSOs'). Awards may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13. STOCK-BASED COMPENSATION PLANS--(CONTINUED) exercisable as set forth when the award is granted. Options may be exercised in whole or part. The exercise price per share of ISOs and NQSOs is the market price of the Company's common stock on the date of grant. Any 1997 Plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option having an exercise price per share with at least 110% of fair market value per share of common stock on the date of the grant and the option must be exercised within five years from the date of grant. Under the 1997 Plan, ISOs and NQSOs have been granted to key employees and directors for terms of up to ten years, at exercise prices ranging from $9.00 to $11.00 and vest in whole or part at the stated times from one year up to three years from the date of grant. At December 31, 1997, there were no options exercisable under the Company's 1997 Plan.

     A summary of stock option activity granted within the 1997 Plan and related information for the years ended December 31, 1997 is presented in the table below:

                                                                                         WEIGHTED AVERAGE
                                                  QUALIFIED    NON-QUALIFIED    TOTAL     EXERCISE PRICE
                                                  ---------    -------------    -----    ----------------
Balance at December 31, 1996...................       --             --           --              --
Granted........................................      361            180          541          $ 9.09
Exercised......................................       --             --           --              --
Forfeited......................................        1             --            1            9.00
                                                     ---            ---         -----         ------
Balance at December 31, 1997...................      360            180          540          $ 9.07

     The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                  1997
                                                 ------
Net income:..................    As reported     $2,701
                                 Pro forma        2,582
Basic EPS:...................    As reported       0.54
                                 Pro forma         0.51
Diluted EPS:.................    As reported       0.54
                                 Pro forma         0.51


     The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                1997
                                                                                ----
Expected life (years)........................................................    4.4
Risk free interest rate......................................................   5.79%
Volatility...................................................................     43%
Dividend yield...............................................................      0%
Remaining contractual life (years)...........................................   8.78

     The weighted average fair value of options granted at fair value and at an exercise price above the fair market price was $3.88 and $3.77, respectively. The weighted average exercise price of options granted at fair value and those granted at an exercise price above fair market price was $9.01 and $9.90, respectively.

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14. GEOGRAPHIC INFORMATION

     Geographic information is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                      1995       1996       1997
                                                                     -------    -------    -------
Revenues:
  Domestic........................................................   $12,368    $14,314    $18,172
  Foreign.........................................................     4,399      9,895     17,120
                                                                     -------    -------    -------
                                                                     $16,767    $24,209    $35,292
Income from operations:
  Domestic........................................................   $ 1,927    $ 2,183    $ 3,710
  Foreign.........................................................       558      1,085      1,120
                                                                     -------    -------    -------
                                                                     $ 2,485    $ 3,268    $ 4,830
Identifiable assets:
  Domestic........................................................   $13,287    $14,049    $31,365
  Foreign.........................................................     3,401      6,487     10,444
                                                                     -------    -------    -------
                                                                     $16,688    $20,536    $41,809

NOTE 15. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has entered into various leases for property. All leases are accounted for on a straight-line basis over the term of the lease.

     The following is a schedule of the minimum annual lease payments due:

1998.................................................................................   $1,072
1999.................................................................................    1,132
2000.................................................................................    1,132
2001.................................................................................    1,132
2002.................................................................................    1,132
Thereafter...........................................................................    7,687

     Total rent expense incurred for the years ended December 1995, 1996 and 1997 was approximately $868, $1,043 and $1,196 respectively.


  Employment Agreements

     The Company has entered into employment agreements (the 'Agreements') with certain key employees. The Agreements contain provisions for base salary and incentives based upon certain performance measures, and are subject to termination by either party. The aggregate annual minimum base compensation required by the Agreements is approximately $2,598.

  Defined Contribution Plans

     The Company has a defined contribution plan (the 'Contribution Plan') that is intended to qualify under Section 401(k) of the Internal Revenue Code. All domestic employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 15% of their base compensation, not to exceed Internal Revenue Code limitations. The

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
Company matches up to 4% of salary for participating employees. For the years ended December 31, 1995, 1996 and 1997 the Company has contributed $105, $124 and $172, respectively.

     The Company makes non-contractual payments into the personal pension plans of various directors and senior management. For the years ended December 31, 1995, 1996 and 1997, the Company has contributed $74, $41 and $56, respectively.

  Litigation

     In the normal course of business, the Company is a party to various claims and/or litigation. Management and the Company's legal counsel believe that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings 'Proposal 1-Election of Directors,' 'Executive Officers' and 'Security Ownership.'

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading 'Executive Compensation.'

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading 'Security Ownership.'

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading 'Related Transactions.'

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.    Financial Statements

     The following financial statements of the Company are included under Item 8, of this report:
           Report of Independent Public Accountants.
           Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997.
           Consolidated Statements of Income for the fiscal years ended December 31, 1995, December 31, 1996 and
           December 31, 1997.
           Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1995, December 31, 1996 and
           December 31, 1997.
           Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1995, December 31,
           1996 and December 31, 1997.
           Notes to Consolidated Financial Statements.

     2.    Financial Statement Schedules
     The following schedules are filed as a part of this Item 14:
     None.
     All other schedules have been omitted because they are not applicable or are not required or because the required information is included in the consolidated financial statements or notes thereto.

     3.    Exhibits
     The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.
(b)  1.    Reports on Form 8-K filed During the Last Quarter.
     None.

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
   *2.01      --   Letter of Intent between Girgenti, Hughes, Butler & McDowell, Inc. ('GH') and its affiliated entities and Milton Marketing Group Limited and its subsidiaries, dated November 14, 1996, as amended July 24, 1997.

   *2.02      --   Agreement and Plan of Organization by and among the Registrant, Steven Girgenti, Francis Hughes,
                   William Butler and Herbert Ehrenthal, dated as of October 23, 1997.

   *2.03      --   Agreement and Plan of Organization between the Registrant and William Leslie Milton, dated as of
                   October 23, 1997.

   *2.04      --   Agreement and Plan of Organization by and between the Registrant and Michael Garnham, dated as of
                   October 23, 1997.

   *2.05      --   Agreement and Plan of Organization between the Registrant and Leonard Moreton, dated as of October
                   23,1997.

   *2.06      --   Agreement and Plan of Organization between the Registrant and Michael Bourne, dated as of October
                   23, 1997.

   *3.01      --   Restated Certificate of Incorporation of the Registrant.

   *3.02      --   Amended and Restated Bylaws of the Registrant.

   *4.01      --   Specimen Common Stock Certificate.

  *10.01      --   Term Loan Facility, dated November 6, 1995, by and between Siteinput Limited (n/k/an/ Milton
                   Marketing Group Limited) and Bank of Scotland, as amended by letter dated July 23, 1997.

  *10.02      --   Line of Credit between The Chase Manhattan Bank, N.A. ('Chase') and GH and each of its affiliated entities, dated January 22, 1996.

  *10.03      --   Line of Credit between Chase and GH and each of its affiliated entities, dated January 17, 1997.

  *10.04      --   Promissory Note made by GH and its affiliated entities for the benefit of Chase, dated January 31,
                   1996.

 +*10.05      --   Registrant's 1997 Incentive Stock Option Plan.

 +*10.06      --   Form of Employment Agreement by and between the Registrant and Steven Girgenti.

 +*10.07      --   Form of Employment Agreement by and between the Registrant and William Leslie Milton.

 +*10.08      --   Form of Employment Agreement by and between GH and William Butler.

 +*10.09      --   Form of Employment Agreement by and between GH and Herbert Ehrenthal.


 +*10.10      --   Employment Agreement by and between GH and Francis Hughes, dated as of September 8, 1995.

 +*10.11      --   Employment Agreement by and between the Registrant and Stuart Diamond.

  *10.12      --   License Agreement between the Registrant and Healthworld, B.V.

  *10.13      --   Lease for office space located at 100 Avenue of the Americas, New York, NY, between The Rector,
                   Church-Wardens and Vestrymen of Trinity Church in the City of New York and GH, dated July 15,
                   1994.

  *10.14      --   Agreement for the sale and purchase of share capital of Effective Sales Personnel Limited between
                   Gloria Olive Sargent and Siteinput Limited, dated November 8, 1995.

  *10.15      --   Supplemental Agreement relating to the sale and purchase of share capital of Effective Sales
                   Personnel Limited between Gloria Olive Sargent and Siteinput Limited, dated November 29, 1996.

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
  *10.16      --   Agreement for the sale and purchase of shares in PDM Communications Limited among Leonard Moreton,
                   Lizabeth Jenny Moreton, Leonard Moreton & Co. and Siteinput Limited, dated November 26, 1996.

  *10.17      --   Agreement for the sale and purchase of shares in PDM Communications Limited between William
                   Annandale and Siteinput Limited, dated November 21, 1996.

  *10.18      --   Joint Venture Agreement between Siteinput Limited and Claire Denise Cater, dated May 23, 1996.

  *10.19      --   Share Sale Agreement between Wendy Carter and Siteinput Limited dated April 4, 1996.

  *10.20      --   Overdraft Facility, dated November 6, 1995, between Siteinput Limited and The Bank of Scotland.

  *10.21      --   Multi Option Facility by and between Bank of Scotland and Milton Marketing Group Limited, Milton
                   Marketing Limited, Milton Cater Limited, Milton Headcount Limited, Effective Sales Personnel
                   Limited and PDM Communications Ltd.

  *10.22      --   Form of Employment Agreement by and between Milton Headcount Limited and Michael Garnham.

  *10.23      --   Line of Credit between Chase and GH and each of its affiliated entities, dated October 23, 1997.

  *10.24      --   Accounts Receivable Purchase Agreement, dated November 11, 1997, by and between GH and The CIT
                   Group/Commercial Services, Inc.

  *10.25      --   Guaranty, dated November 11, 1997, by and between the Registrant and GH and each of its affiliated entities in favor of the CIT Group/Commercial Services, Inc.

  *21.01      --   Subsidiaries of the Registrant.

   27.01      --   Financial Data Schedule.


------------------

* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-34751), which was declared effective by the Securities and Exchange Commission on November 21, 1997, and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement identified pursuant to
Item 14(a)(3) of this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          HEALTHWORLD CORPORATION

March 25, 1998                                     By: /s/ STEVEN GIRGENTI
      Date                                            ------------------------
                                                           Steven Girgenti
                                                      Chairman of the Board and
                                                       Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------
           /s/ STEVEN GIRGENTI              Chairman of the Board and Chief Executive          March 25, 1998
------------------------------------------  Officer
             Steven Girgenti

            /s/ STUART DIAMOND              Executive Vice President, Chief Financial          March 25, 1998
------------------------------------------  Officer (Principal Financial and Accounting
              Stuart Diamond                Officer), Treasurer and Secretary

        /s/ WILLIAM LESLIE MILTON           Vice Chairman of the Board and President           March 25, 1998
------------------------------------------
          William Leslie Milton

            /s/ FRANCIS HUGHES              Director                                           March 25, 1998
------------------------------------------
              Francis Hughes

             /s/ PETER KNIGHT               Director                                           March 25, 1998
------------------------------------------
               Peter Knight

             /s/ COLIN LLOYD                Director                                           March 25, 1998
------------------------------------------
               Colin Lloyd

            /s/ JONAH SHACKNAI              Director                                           March 25, 1998
------------------------------------------
              Jonah Shacknai

              /s/ ALEX SPIZZ                Director                                           March 25, 1998
------------------------------------------
                Alex Spizz
