Form 10-Q
period 1998-03-31
HEALTHWORLD CORP
filed 1998-05-13
CIK 1044993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

         (Mark One)
         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to
                                               -----  -----

                        Commission file number 0-23059
                                               --------
                            HEALTHWORLD CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 13-3922288
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

        100 Avenue of the Americas
            New York, New York                           10013
   (Address of principle executive offices)            (Zip Code)

      Registrant's telephone number, including area code: (212) 966-7640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X      NO
                                                  ---       ---

As at May 13, 1998, 7,415,000 shares of Common Stock of the Registrant were issued and outstanding.

--------------------------------------------------------------------------------

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

                               Table of Contents

PART I.              FINANCIAL INFORMATION                              Page No.
                                                                        --------

          Item 1     Financial Statements

                       Consolidated Balance Sheets as of
                       December 31, 1997 and March 31, 1998                  1

                       Consolidated Statements of Income
                       for the Three Months Ended March 31, 1997 and 1998    2

                       Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 1997 and 1998            3

                       Notes to the Consolidated Financial Statements        4

          Item 2     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7


PART II.             OTHER INFORMATION

          Item 2     Changes in Securities and Use of Proceeds               10

          Item 6     Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                                   11

EXHIBIT INDEX                                                                11

Part I.  Financial Information
         Item 1.  Financial Statements

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  December 31, 1997            March 31, 1998
                                                -----------------------    ------------------------
                                                                                (unaudited)

                                ASSETS

Current Assets:
     Cash and cash equivalents                        $18,092                  $16,678
     Accounts receivable                               14,269                   17,359
     Unbilled production charges                        1,501                    2,489
     Other current assets                               1,004                    1,248
                                                   -----------              -----------
Total current assets                                   34,866                   37,774
Property and equipment, net                             2,434                    2,542
Goodwill, net                                           3,670                    3,624
Other assets                                              839                      679
                                                   ===========              ===========
                                                       $41,809                  $44,619
                                                   ===========              ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank loans and overdrafts                           $634                     $203
     Current portion of long-term debt                    702                      679
     Current portion of capitalized lease
       obligations                                        125                      107
     Accounts payable                                   1,836                    1,669
     Accrued expenses                                   6,148                    6,881
     Advance billings                                   6,468                    8,875
                                                   -----------               ----------
Total current liabilities                              15,913                   18,414
Long-term debt                                            230                      234
Capitalized lease obligations                              99                      110
Deferred rent                                             768                      791
Other liabilities                                          33                        -
                                                   -----------              ===========
Total liabilities                                      17,043                   19,549
                                                   ===========              ===========

Stockholders' equity:

     Preferred stock, $.01 par value; 1,000,000
     shares authorized; no shares outstanding               -                        -
     Common stock, $.01 par value; 20,000,000
     shares authorized; and 7,415,000 outstanding          74                       74
     Additional paid-in capital                        22,746                   22,746
     Retained earnings                                  1,931                    2,235
     Cumulative foreign currency translation
     adjustments                                           15                       15
                                                   -----------              -----------
Total stockholders' equity                             24,766                   25,070
                                                   -----------              -----------
                                                      $41,809                  $44,619
                                                   ===========              ===========


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


                                                                                    Three Months Ended
                                                                         -----------------------------------------------
                                                                            March 31, 1997            March 31, 1998
                                                                         ---------------------     ---------------------
Revenues                                                                          $     6,278           $        13,988
                                                                         ---------------------     ---------------------

Operating expenses:
   Salaries and related costs                                                           4,749                    11,542
   Other operating expenses                                                             1,313                     2,122
                                                                         ---------------------     ---------------------
                                                                                        6,062                    13,664

Income from operations                                                                    216                       324
Interest income, net                                                                       20                       190
                                                                         ---------------------     ---------------------
Income before provision for income taxes and minority interests                           236                       514
Provision for income taxes (Note 3)                                                         5                       210
Minority interests in net earnings of subsidiaries                                         40                         -
                                                                         =====================     =====================
Net income                                                                        $       191           $           304
                                                                         =====================     =====================

Per share Information:
   Net income per common share:
      Basic                                                                                                    $   0.04
                                                                                                              ==========
      Diluted                                                                                                  $   0.04
                                                                                                              ==========

Common shares used in computing per share amounts:
      Basic                                                                                                       7,415
                                                                                                              ==========
      Diluted                                                                                                     7,617
                                                                                                              ==========





      The accompanying notes to consolidated financial statements are an integral part of these statements.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                      Three Months Ended
                                                                         ---------------------------------------------
                                                                           March 31, 1997           March 31, 1998
                                                                         --------------------    ---------------------


Cash flows from operating activities:
   Net income                                                                    $       191            $         304
   Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                174                      218
            Deferred rent                                                                 30                       23
            Deferred income taxes                                                         11                       (9)
            Minority interests in net earnings of subsidiaries                            40                        -
            (Gain) Loss on sale of fixed assets                                            -                        1
   Changes in operating assets and liabilities:
            Accounts receivable                                                        2,557                   (2,957)
            Unbilled production charges                                               (1,164)                    (985)
            Other current assets                                                          64                     (226)
            Other assets                                                                (268)                     169
            Accounts payable                                                            (238)                    (177)
            Advance billings                                                             278                    2,364
            Accrued expenses                                                            (257)                     645
            Other liabilities                                                            (25)                     (33)
                                                                         --------------------    ---------------------
   Net cash provided by (used in) operating activities                                 1,393                     (663)
                                                                         --------------------    ---------------------
Cash flows from investing activities:
         Capital expenditures, net                                                      (135)                    (259)
         Proceeds from the sale of fixed assets                                            -                       25
                                                                         --------------------    ---------------------
   Net cash used in investing activities                                                (135)                    (234)
                                                                         --------------------    ---------------------
Cash flows from financing activities:
         Repayments line of credit                                                      (400)                       -
         Distributions to stockholders                                                   (23)                       -
         Proceeds from bank loans                                                        399                        -
         Repayment of bank loans and long term debt                                      (33)                    (464)
         Capital lease repayments                                                        (31)                     (53)
                                                                         --------------------    ---------------------
Net cash used in financing activities                                                    (88)                    (517)
                                                                         --------------------    ---------------------
Effect of exchange rates on cash                                                         (23)                       -

                                                                         --------------------    ---------------------
Net increase in cash and cash equivalents                                              1,147                   (1,414)
Cash and cash equivalents at beginning of period                                       2,214                   18,092
                                                                         --------------------    ---------------------
Cash and cash equivalents at end of period                                       $     3,361            $      16,678
                                                                         ====================    =====================
Supplemental disclosure of cash flow information:
         Cash paid for:
         Taxes                                                                   $       193            $         392
                                                                         ====================    =====================
         Interest                                                                $        29            $          36
                                                                         ====================    =====================
Supplemental schedule of noncash investing activities:
         Capital leases for new equipment                                        $        10            $          43
                                                                         ====================    =====================


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

         On November 12, 1997, Healthworld Corporation (the "Company") acquired (the "Consolidation"), in exchange for shares of its Common Stock, all of the issued and outstanding common stock of each of (i) Girgenti, Hughes, Butler & McDowell, Inc. and its affiliated entities ("GHB&M") and (ii) Milton Marketing Group Limited and its subsidiaries ("Milton"). Unless otherwise indicated, all references herein to the "Company" include GHB&M and Milton and give effect to the Consolidation. The Consolidation was accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the results of GHB&M and Milton for all periods presented.

         The Company is an international marketing and communications services company specializing in health care. The Company provides many of the world's largest pharmaceutical and other health care companies with a comprehensive range of integrated strategic marketing services designed to accelerate the market acceptance of new products and to sustain marketability throughout their life-cycles. The Company's services include advertising and promotion, contract sales, consulting, publishing, medical education, public relations, interactive multimedia, database marketing and marketing research services. The Company offers its clients global reach and expertise through its operations in the United States and the United Kingdom, and through Healthworld B.V., a world-wide network of licensed independent marketing and communications agencies located in 13 other countries, of which the Company is a founding licensee.

         The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentations for comparative purposes.

         The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the interim periods ended March 31, 1997 and 1998. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and the accompanying footnotes included in the Company's annual report on form 10-K for the year ended December 31, 1997.

2.    NET INCOME PER COMMON SHARE

         Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting Earnings Per Share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. For companies with complex capital structures, the statement requires dual presentation of both basic EPS and diluted EPS on the face of the statement of income. In accordance with SFAS No. 128, basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options.

         The following chart provides a reconciliation of information used in calculating the per share amounts, for the three month period ended March 31, 1998:


                                                                    Net Income    Weighted Shares
                     (in thousands, except per share data)         (Numerator)    (Denominator)     Per Share Amount
                     -------------------------------------         -----------    ----------------  ----------------

           Net Income                                               $       304
           Basic EPS
           Net income available to common stockholders              $       304         7,415            $ 0.04
           Effect of dilutive securities-stock options                        -           202              -
           Diluted EPS
           Net income available to common stock and assumed
           option exercises                                         $       304         7,617            $ 0.04



3.    INCOME TAXES

         Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes (recorded at an effective rate of 40.9% for the quarter ended March 31, 1998) reflects management's estimation of the effective tax rate expected to be applicable for the fiscal year. This estimate is evaluated by management each quarter based on estimated tax expenses for the year. Prior to the Consolidation, certain of the entities comprising GHB&M were treated as S Corporations and not subject to Federal corporate income taxes. Such entities were subject to certain corporate level state and local income taxes which are provided for in the quarter ended March 31,1997.

4.    COMPREHENSIVE INCOME

         The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, including interim periods.

          Comprehensive income is as follows:

                                                 For the quarter ended March 31,

                             (in thousands)             1997         1998
                             --------------          -----------  ----------

           Net income                                   $191        $304
           Other comprehensive income:
             Foreign currency translation
             adjustments, net of tax of $8 and $0,
             respectively                                 12           -
                                                     -----------  ----------
           Comprehensive income                         $179        $304
                                                     ===========  ==========

5.    NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This March 31, 1998 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. The Company's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the health care marketing and communications industry and the pharmaceutical and health care industry, general economic conditions, the ability of the Company to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

         The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         Results of Operations

         Fiscal Three Months Ended March 31, 1998 Compared to Fiscal Three Months Ended March 31, 1997

         Revenues

         Revenues for the first three months of 1998 were $14.0 million, an increase of $7.7 million, or 122.8%, from $6.3 million for the first three months of 1997. Contract sales revenues increased to $8.5 million, an increase of 280.7% from $2.3 million in the prior year's quarter. This was attributable to the growth of the contract sales operation in the United Kingdom, which resulted primarily from additional business from new clients. Communications revenue for the quarter ended March 31, 1998 increased to $5.5 million, an increase of 35.1% from $4.0 million in the first quarter of 1997. Approximately $1.0 million was attributable to the growth of advertising and promotion services, which resulted primarily from new projects from existing clients.

         Salaries and Related Costs

         Salaries and related costs for the first three months of 1998 were $11.5 million, an increase of $6.8 million, or 143.0%, from $4.7 million for the first three months of 1997. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to
         (i) $5.1 million of labor and
         other direct costs relating to the growth of the Company's contract sales operations, (ii) approximately $500,000 relating to the additional support staff hired to handle the increased level of contract sales business activity, and salaries related to the start-up of the U.S. contract sales division, and (iii) approximately $900,000 relating to staffing costs attributable to communications services. Salaries and related costs represented 82.5% of revenues in the first three months of 1998, compared to 75.6% in the first three months of 1997. Such increase, as a percentage of revenues, was primarily attributable to growth of the Company's contract sales operations and the corresponding increase in labor costs and increased staffing costs for such operations. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

         Other Operating Expenses

         Other operating expenses for the first three months of 1998 were $2.1 million, an increase of $809,000, or 61.6%, from $1.3 million for the first three months of 1997. Other operating expenses primarily include occupancy and related costs, client development and other related administrative costs. Such increase includes increased spending to support (i) increased occupancy and related costs of approximately $218,000 as a result of increased rent and occupancy related costs, (ii) increased business development costs of $422,000, and (iii) increased professional costs of $127,000 relating to the transition of the Company from being a private to a public company. Other operating expenses represented 15.2% of revenues in the first three months of 1998, compared to 20.9% of the revenues in the first three months of 1997. The decrease in other operating expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed relative to increases in the Company's revenues.

         Income From Operations

         Income from operations for the first three months of 1998 was $324,000, an increase of $108,000 or 50.0%, from $216,000 for the first three months of 1997. Income from operations represented 2.3% of revenues in the first three months of 1998, compared to 3.4% in the first three months of 1997.

         Interest Income

         Interest income, net, in the first three months of 1998 was $190,000, an increase of $170,000 or 850% from $20,000 for the first three months of 1997, primarily due to higher cash and cash equivalents for the first three months of 1998. Such increase was attributable to the receipt of the net proceeds from the Company's initial public offering ("IPO") of common stock which was consummated in November

         1997.
                                      8

         Provision for Income Taxes

         The provision for income taxes for the first three months of 1998 was $210,000, an increase of $205,000 from $5,000 for the first three months of 1997. Such increase was primarily attributable to the Company being taxed as a C corporation for the first three months of 1998. During the first three months of 1997, certain of the companies comprising GHB&M were treated as S Corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns.

         Net Income

         Net Income for the first three months of 1998 was $304,000, an increase of $113,000 or 59.2% from $191,000 for the first three months of 1997. This was primarily attributable to the earnings from operations relating to the $6.3 million increased sales in contract sales and the increase in interest income relating to the increased cash and cash equivalents from the IPO, offset by the increase in the provision for income taxes which was not provided for in the first three months of 1997. Net Income represented 2.2% of revenues in the first three months of 1998 compared to 3.0% in the first three months of 1997.

         Liquidity and Capital Resources

         At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of approximately $16.7 million and $18.1 million, respectively, a decrease of $1.4 million. The decrease in cash and cash equivalents was commensurate with the growth in the business during the quarter ended March 31, 1998. The Company's working capital was $19.4 million and $19.0 million at March 31, 1998 and December 31, 1997, respectively. The increase in working capital is primarily attributable to the Company's income from operations of approximately $324,000.

         Bank borrowings for the Company's U.S. operations from Chase Manhattan Bank , N.A. (the "GHB&M Credit Facility") consist of (i) an uncommitted line of credit (the "GHB&M Line of Credit") which expires on June 30, 1998 and bears interest at the bank's prime rate (8.5% as of March 31, 1998) plus 1.0% per annum, pursuant to which GHB&M may request borrowings of, but the bank is not obligated to lend, up to $3.5 million, (ii) a term note in the principle amount of $300,000 (the "GHB&M Term Note"), and (iii) a letter of credit in the amount of $200,000 (the "GHB&M Letter of Credit"). The GHB&M Credit Facility is secured by a first security interest in GHB&M's personal property and is personally guaranteed by certain of GHB&M's stockholders. The

         GHB&M Term Note had $100,000 outstanding as of March 31, 1998 and bears interest at 7.75% per annum and is payable in 36 equal monthly installments with the last installment due February 1999. No amounts were outstanding under the GHB&M Line of Credit as of March 31, 1998.

         Borrowings for the Company's U.K. operations consist of an overdraft facility (the "Milton Overdraft Facility") with Bank of Scotland for an aggregate amount of up to $1.25million. Amounts drawn under the Milton Overdraft Facility bear interest payable at the United

         Kingdom base rate (7.25% as of March 31, 1998) plus 2.0% per annum (the "Prevailing Rate"). As of March 31, 1998, Milton had an outstanding balance of approximately $203,000 under the facility. In addition, as of March 31, 1998, the Company had the following outstanding indebtedness with respect to its U.K. operations: (i) a term loan from Bank of Scotland (the "Milton Term Loan") in the principle amount of $588,000 (of which $351,000 was outstanding on March 31, 1998) which bears interest payable at the Prevailing Rate with principle payable in installments of $58,000 each May and November through November 2000; (ii) a term loan in the principle amount of $460,000 (all of which was outstanding on March 31,1998), which bears interest at the rate of 4% per annum, under which principle is due and payable in July 1998: and (iii) a term loan from National Westminster Bank plc in the principle amount of $75,000 ($3,000 of which was outstanding as of March 31,1998, which bears interest at 10.5% per annum payable in monthly installments, with the final payment due in April 1998.

PART II

Item 2.   Changes in Securities and Use of proceeds

          On November 21, 1997, the Company commenced an IPO of 2,415,000 shares of its Common Stock, par value $.01 per share. The Company's registration statement on form S-1 (File No. 333-34571) filed with the Securities and Exchange Commission (the "Commission") with respect to the IPO was declared effective by the Commission on November 21, 1997. All of the shares of the Common Stock included in the IPO were sold by the Company.

         The aggregate net proceeds received by the Company from the Offering, after deducting underwriting discounts and commissions and expenses, was approximately $16,445,000. Through December 31, 1997, the Company had used approximately $1,000,000 of the net proceeds of the IPO solely for working capital purposes. Subsequent to year-end until March 31, 1998, the end of the reporting period, the Company had used an additional $400,000 of the net proceeds of the IPO, solely for working capital uses.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits- The exhibits to this Form 10-Q are listed in the accompanying
    Exhibit Index.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHWORLD CORPORATION

Date:     May 13, 1998          By: /s/       STEVEN GIRGENTI
                                    ---------------------------------------
                                    Steven Girgenti
                                    Chairman and Chief Executive Officer

Date:     May 13, 1998          By: /s/       STUART DIAMOND
                                    ---------------------------------------
                                    Stuart Diamond
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


                                 EXHIBIT INDEX
                                 -------------

Exhibit Number                 Description                   Sequential Page No.
--------------                 -----------                   -------------------

27                             Financial Data Schedule                      12