Form 10-Q
period 1998-06-30
HEALTHWORLD CORP
filed 1998-08-13
CIK 1044993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

          (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                                                ------  ------

                        COMMISSION FILE NUMBER 0-23059
                                               -------

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



As at August 12, 1998, 7,415,000 shares of Common Stock of the Registrant were issued and outstanding.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                Page No.
                                                                       --------

        Item 1    Financial Statements

                    Consolidated Balance Sheets as of
                    December 31, 1997 and June 30, 1998

                    Consolidated Statements of Income
                    for the Three Months and Six Months
                    Ended June 30, 1997 and 1998

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1997 and 1998

                    Notes to the Consolidated Financial Statements

        Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

        Item 2    Changes in Securities and Use of Proceeds

        Item 4    Submission of Matters to a Vote of Security Holders

        Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     DECEMBER 31,     JUNE 30,
                                                                        1997           1998
                                                                     -----------     --------
                                                                                    (UNAUDITED)
                            ASSETS

Current Assets:
     Cash and cash equivalents                                         $18,092        $19,266
     Accounts receivable                                                14,269         14,490
     Unbilled production charges                                         1,501          2,445
     Other current assets                                                1,004          1,247
                                                                       -------        -------
Total current assets                                                    34,866         37,448
Property and equipment, net                                              2,434          2,488
Goodwill, net                                                            3,670          3,563
Other assets                                                               839            803
                                                                       -------        -------
                                                                       $41,809        $44,302
                                                                       =======        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank loans and overdrafts                                         $   634        $  --
     Current portion of long-term debt                                     702            649
     Current portion of capitalized lease obligations                      125            100
     Accounts payable                                                    1,836          4,372
     Accrued expenses                                                    6,148          5,179
     Advance billings                                                    6,468          6,716
                                                                       -------        -------
Total current liabilities                                               15,913         17,016
Long-term debt                                                             230            175
Capitalized lease obligations                                               99             87
Deferred rent                                                              768            817
Other liabilities                                                           33           --
                                                                       -------        -------
Total liabilities                                                       17,043         18,095
                                                                       =======        =======

Stockholders' Equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
     no shares outstanding                                                --             --
     Common stock, $.01 par value; 20,000,000 shares authorized;
     and 7,415,000 shares outstanding                                       74             74
     Additional paid-in capital                                         22,746         22,746
     Retained earnings                                                   1,931          3,366
     Cumulative foreign currency translation adjustments                    15             21
                                                                       -------        -------
Total stockholders' equity                                              24,766         26,207
                                                                       -------        -------
                                                                       $41,809        $44,302
                                                                       =======        =======




     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  -------------------     -------------------
                                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                   1997        1998        1997        1998
                                                                  -------     -------     -------     -------
Revenues                                                          $ 7,473     $14,877     $13,751     $28,865
                                                                  -------     -------     -------     -------

Operating expenses:
   Salaries and related costs                                       5,058      10,923       9,807      22,465
   Other operating expenses                                         1,516       2,223       2,829       4,345
                                                                  -------     -------     -------     -------
                                                                    6,574      13,146      12,636      26,810

Income from operations                                                899       1,731       1,115       2,055
Interest income, net                                                    7         213          27         403
                                                                  -------     -------     -------     -------
Income before provision for income taxes
and minority interests                                                906       1,944       1,142       2,458
Provision for income taxes (Note 2)                                   102         813         107       1,023
Minority interests in net earnings of
subsidiaries                                                           42        --            82        --
                                                                  -------     -------     -------     -------
Net income                                                        $   762     $ 1,131     $   953     $ 1,435
                                                                  =======     =======     =======     =======

Per share information (Note 3):
  Net income per common share:
      Basic                                                       $  0.16     $  0.15     $  0.20     $  0.19
                                                                  =======     =======     =======     =======
      Diluted                                                     $  0.16     $  0.15     $  0.20     $  0.19
                                                                  =======     =======     =======     =======

Common shares used in computing per share amounts:
      Basic                                                         4,741       7,415       4,741       7,415
                                                                  =======     =======     =======     =======
      Diluted                                                       4,741       7,615       4,741       7,616
                                                                  =======     =======     =======     =======

Pro forma information (Note 4):
   Income before provision for income taxes
   and minority interests                                         $   906                 $ 1,142
   Pro forma provision for income taxes                               373                     470
   Minority interests in net earnings of
   subsidiaries                                                        42                      82
                                                                  -------                 -------
   Pro forma net income                                           $   491                 $   590
                                                                  =======                 =======
Pro forma per share information:
  Net income per common share:
      Basic                                                       $  0.10                 $  0.12
                                                                  =======                 =======
      Diluted                                                     $  0.10                 $  0.12
                                                                  =======                 =======
Common shares used in computing pro forma per share amounts:
      Basic                                                         4,741                   4,741
                                                                  =======                 =======
      Diluted                                                       4,741                   4,741
                                                                  =======                 =======




     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                     ----------------------
                                                                     JUNE 30,      JUNE 30,
                                                                       1997          1998
                                                                     --------      --------
Cash flows from operating activities:
   Net income                                                        $    953      $  1,435
   Adjustments to reconcile net income to net cash
   provided by operating activities:
            Depreciation and amortization                                 359           443
            Deferred rent .                                                50            49
            Deferred income taxes                                          59           (22)
            Minority interests in net earnings of subsidiaries             82          --
   Changes in operating assets and liabilities:
            Accounts receivable                                         2,170          (221)
            Unbilled production charges                                (1,856)         (944)
            Other current assets                                          (85)         (243)
            Other assets                                                 (639)           58
            Accounts payable                                              (47)        2,576
            Advance billings                                              214           251
            Accrued expenses                                             (373)         (969)
            Other liabilities                                             (27)          (33)
                                                                     --------      --------
   Net cash provided by operating activities                              860         2,380
                                                                     --------      --------

Cash flows from investing activities:
         Capital expenditures, net                                       (275)         (428)
         Proceeds from the sale of fixed assets                          --              37
                                                                     --------      --------
   Net cash (used in) investing activities                               (275)         (391)
                                                                     --------      --------

Cash flows from financing activities:
         Repayments of line of credit                                    (400)         --
         Distributions to stockholders                                   (498)         --
         Payments of minority interest shareholders dividends             (39)         --
         Proceeds from bank loans                                         376          --
         Repayment of bank loans and long term debt                       (98)         (742)
         Capital lease repayments                                         (71)          (79)
                                                                     --------      --------
Net cash (used in) financing activities                                  (730)         (821)
                                                                     --------      --------

Effect of exchange rates on cash                                          (20)            6
                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents                     (165)        1,174
Cash and cash equivalents at beginning of period                        2,214        18,092
                                                                     --------      --------

Cash and cash equivalents at end of period                           $  2,049      $ 19,266
                                                                     ========      ========
Supplemental disclosure of cash flow information:
         Cash paid for:
         Taxes                                                       $    300      $    652
                                                                     ========      ========
         Interest                                                    $     60      $     34
                                                                     ========      ========
Supplemental schedule of noncash investing activities:
         Capital leases for new equipment                            $   --        $     42
                                                                     ========      ========



     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   HEALTHWORLD CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

          The Company is an international marketing and communications services company specializing in healthcare. The Company provides many of the world's largest pharmaceutical and other healthcare companies with a comprehensive range of integrated strategic marketing services designed to accelerate the market acceptance of new products and to sustain marketability throughout their life-cycles. The Company's services include advertising and promotion, contract sales, consulting, publishing, medical education, public relations, interactive multimedia, database marketing and marketing research services. The Company offers its clients global reach and expertise through its operations in the United States and the United Kingdom, and through Healthworld B.V., a world-wide network of licensed independent marketing and communications agencies.

          The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

          Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation for comparative purposes.

          The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of the Company's management, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the interim periods ended June 30, 1997 and 1998. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and the accompanying notes included in the Company's annual report on form 10-K for the year ended December 31, 1997.

2.    INCOME TAXES

          Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The provision for income taxes (recorded at an effective rate of 41.8% and 41.6% for the three month and six month periods ended June 30, 1998, respectively) reflects management's estimation of the effective tax rate expected to be applicable for the fiscal year. Prior to the Consolidation, certain of the entities comprising GHB&M were treated as S corporations and were not subject to Federal corporate income taxes. Such entities were subject to certain corporate level state and local income taxes which are provided for in the three month and six month periods ended June 30, 1997.

3.    NET INCOME PER COMMON SHARE

          In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options. As there were no dilutive securities for the three month and six month periods ended June 30, 1997, no reconciliation for such periods is presented herein.

          The following chart provides a reconciliation of information used in calculating the per share amounts, for the three month and six month periods ended June 30, 1998:

                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30, 1998                 JUNE 30, 1998
                                 ------------------             ----------------
                                       (In thousands, except per share data)
Numerator:
    Net income                         $1,131                        $1,435
                                       ------                        ------

Denominator for basic
    net income per common share         7,415                         7,415

Effect of dilutive securities:
    Stock options                         200                           201
                                       ------                        ------

Denominator for diluted
    net income per share                7,615                         7,616
                                       ======                        ======

Basic net income per
    common share                       $ 0.15                        $ 0.19
                                       ======                        ======

Diluted net income
    per common share                   $ 0.15                        $ 0.19
                                       ======                        ======

4.    PRO FORMA NET INCOME

          Pro forma net income for the three month and six month periods ended June 30, 1997 includes the pro forma effect of a C corporation income tax provision as if each of the companies comprising GHB&M (other than Syberactive, Inc., which was already treated as a C corporation) were treated as C corporations for the entire period.

5.    COMPREHENSIVE INCOME

          The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, including interim periods.

          Comprehensive income is as follows:

                                                      THREE MONTHS            SIX MONTHS
                                                     ENDED JUNE 30,         ENDED JUNE 30,
                                                   ------------------     -------------------
                                                    1997       1998        1997        1998
                                                   -------    -------     -------     -------
                                                                (In Thousands)
     Net income                                    $   762    $ 1,131     $   953     $ 1,435
     Other comprehensive income:
       Foreign currency translation adjustments       --            6         (20)          6
       Income tax effect                              --           (2)          8          (2)
                                                   -------    -------     -------     -------
     Comprehensive income                          $   762    $ 1,135     $   941     $ 1,439
                                                   =======    =======     =======     =======

6.    NEW ACCOUNTING STANDARDS

          The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

7.    SUBSEQUENT EVENTS

          In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent, S.A. ("Torrent"), a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL, ("Aigue") and Katchina Productions SARL ("Katchina"), each a French company. The Company's initial cash payment was approximately 15.3 million French Francs (approximately US$2.6 million). Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon a multiple of operating income of HFT, Torrent, Aigue and Katchina (together the "HFT Group Companies") and the seller's option to sell and the Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed 45.3 million French Francs (approximately US$7.6 million). The acquisition will be accounted for using the purchase method of accounting, whereby the excess purchase price over the fair values of the net assets acquired will be recorded as goodwill.

          In July 1998, the Company acquired all of the capital stock of Colwood House Medical Publications (U.K.) Limited ("Colwood"), a U.K. medical education company. The Company's initial cash payment was (pound)4.0 million (approximately US$6.6 million). Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place in April 2000 and August 2001 based upon Colwood achieving certain targeted operating profits, are not to exceed (pound)7.5 million (approximately US$12.4 million). The acquisition will be accounted for using the purchase method of accounting, whereby the excess purchase price over the fair values of the net assets acquired will be recorded as goodwill.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This June 30, 1998 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. The Company's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the healthcare marketing and communications industry and the pharmaceutical and health-care industry, general economic conditions, the ability of the Company to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

     RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

          The following table sets forth certain data as a percentage of revenues for the periods indicated:

                                        THREE MONTHS           SIX MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
                                      ----------------      ----------------
                                      1997       1998       1997       1998
                                      -----      -----      -----      -----
     Revenues                         100.0%     100.0%     100.0%     100.0%
     Salaries and related costs        67.7       73.4       71.3       77.8
     Other operating expenses          20.3       15.0       20.6       15.1
     Income from operations            12.0       11.6        8.1        7.1
     Interest income, net               0.1        1.4        0.2        1.4
     Provision for income taxes         1.4        5.4        0.8        3.5
     Minority interests                 0.5         --        0.6         --
                                      =====      =====      =====      =====
     Net income                        10.2%       7.6%       6.9%       5.0%
                                      =====      =====      =====      =====

          The following table sets forth certain operating data with respect to the Company's contract sales operations and communications operations for the periods indicated:

                                   THREE MONTHS             SIX MONTHS
                                  ENDED JUNE 30,          ENDED JUNE 30,
                                -------------------     -------------------
                                 1997        1998        1997        1998
                                -------     -------     -------     -------
     Revenues
     --------
     Contract sales             $ 2,349     $ 7,772     $ 4,591     $16,307
     Communications               5,124       7,105       9,160      12,558

     Income From Operations
     ----------------------
     Contract sales             $   195     $   336     $   347     $   631
     Communications                 704       1,395         768       1,424

     FISCAL THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO FISCAL THREE MONTHS ENDED JUNE 30, 1997

     Revenues

          Revenues for the three months ended June 30, 1998 were $14.9 million, an increase of $7.4 million, or 99.1%, from $7.5 million for the three months ended June 30, 1997. Contract sales revenues increased to $7.8 million, an increase of 230.9% from $2.4 million in the prior year's quarter. This was attributable to the growth of the contract sales operation in the United Kingdom, which resulted primarily from additional business from new clients. Communications revenues for the quarter ended June 30, 1998 increased to $7.1 million, an increase of 38.7% from $5.1 million in the second quarter of 1997. Approximately $1.5 million of such increase was attributable to the growth of advertising and promotion services, which resulted primarily from assignments from new clients and additional assignments from existing clients.

         Salaries and Related Costs

          Salaries and related costs for the three months ended June 30, 1998 were $10.9 million, an increase of $5.9 million, or 116.0%, from $5.1 million for the three months ended June 30, 1997. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) $4.2 million of additional labor and other direct costs relating to the growth of the Company's U.K. contract sales operations, (ii) approximately $890,000 relating to the additional support staff hired to handle the increased level of contract sales business activity in the U.K., and salaries related to the start-up of the U.S. contract sales division, and
     (iii) approximately $820,000 relating to additional staffing costs to support the growth in communications services. Salaries and related costs represented 73.4% of revenues in the second quarter of 1998, compared to 67.7% in the second quarter of 1997. Such increase, as a percentage of revenues, was primarily attributable to growth of the Company's contract sales operations and the corresponding increase in labor costs and increased staffing costs for such operations. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

     Other Operating Expenses

          Other operating expenses for the three months ended June 30, 1998 were $2.2 million, an increase of $707,000, or 46.6%, from $1.5 million for the three months ended June 30, 1997. Other operating expenses primarily include occupancy and related costs, client development and other related administrative costs. Such increase includes increased spending to support (i) increased business development costs and start-up costs for the U.S. contract sales division of approximately $380,000,
     (ii) increased professional and other related costs of $190,000 partially attributable to the transition of the Company from being a private to a public company, and (iii) increased level of business activity. Other operating expenses represented 15.0% of revenues in the second quarter of 1998, compared to 20.3% of the revenues in the second quarter of 1997. The decrease in other operating expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed relative to increases in the Company's revenues.

     Income From Operations

          Income from operations for the three months ended June 30, 1998 was $1.7 million, an increase of $832,000, or 92.5%, from $899,000 for the three months ended June 30, 1997. Income from operations represented 11.6% of revenues in the second quarter of 1998, compared to 12.0% in the second quarter of 1997.

     Interest Income

          Interest income, net for the three months ended June 30, 1998 was $213,000, an increase of $206,000 from $7,000 for the three months ended June 30, 1997, primarily due to higher cash and cash equivalents for the second quarter of 1998. Such increase was attributable to the receipt of the net proceeds from the Company's initial public offering ("IPO") of Common Stock which was consummated in November 1997.

     Provision for Income Taxes

          The provision for income taxes for the three months ended June 30, 1998 was $813,000, an increase of $711,000 from $102,000 for the three months ended June 30, 1997. Such increase was primarily attributable to the Company being taxed as a C corporation for the second quarter of 1998. During the second quarter of 1997, certain of the companies comprising GHB&M were treated as S corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns.

     Net Income

          Net income for the three months ended June 30, 1998 was $1.1 million, an increase of $369,000, or 48.4%, from $762,000 for the three months ended June 30, 1997. Net income represented 7.6% of revenues in the second quarter of 1998 compared to 10.2% in the second quarter of 1997. Net income on a pro forma basis for the three months ended June 30, 1997 was 6.6% of revenues.

     FISCAL SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO FISCAL SIX MONTHS ENDED JUNE 30, 1997

     Revenues

          Revenues for the six months ended June 30, 1998 were $28.9 million, an increase of $15.1 million, or 109.9%, from $13.8 million for the six months ended June 30, 1997. Contract sales revenues increased to $16.3 million, an increase of 255.2% from $4.6 million for the same period in the prior year. This was attributable to the growth of the contract sales operation in the United Kingdom, which resulted primarily from business from new clients. Communications revenues for the six months ended June 30, 1998 increased to $12.6 million, an increase of 37.1% from $9.2 million for the same period in the prior year. This growth resulted primarily from assignments from new clients and additional assignments from existing clients.

     Salaries and Related Costs

          Salaries and related costs for the six months ended June 30, 1998 were $22.5 million, an increase of $12.7 million, or 129.1%, from $9.8 million for the six months ended June 30, 1997. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) $9.2 million of additional labor and other direct costs relating to the growth of the Company's contract sales operations, (ii) approximately $1.6 million relating to the additional support staff hired to handle the increased level of U.K. contract sales business activity, and salaries related to the start-up of the U.S. contract sales division, and (iii) approximately $1.8 million relating to additional staffing costs to support the growth in communications services. Salaries and related costs represented 77.8% of revenues for the first six months of 1998, compared to 71.3% for the first six months of 1997. Such increase, as a percentage of revenues, was primarily attributable to the growth of the Company's contract sales operations and the corresponding increase in labor costs and increased staffing costs for such operations. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

     Other Operating Expenses

          Other operating expenses for the six months ended June 30, 1998 were $4.3 million, an increase of $1.5 million, or 53.6%, from $2.8 million for the six months ended June 30, 1997. Other operating expenses primarily include occupancy and related costs, client development and other related administrative costs. Such increase includes increased spending to support (i) increased business development costs and start up costs for the U.S. contract sales division of approximately $800,000,
     (ii) increased occupancy and related costs of approximately $280,000 as a result of increased rent and occupancy related costs commensurate with the growth of the business, and (iii) increased professional costs and other related costs of $320,000 partially relating to the transition of the Company from being a private to a public company. Other operating expenses represented 15.1% of revenues for the first six months of 1998, compared to 20.6% of revenues for the first six months of 1997. The decrease in other operating expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed relative to increases in the Company's revenues.

     Income From Operations

          Income from operations for the six months ended June 30, 1998 was $2.1 million, an increase of $940,000, or 84.3%, from $1.1 million for the six months ended June 30, 1997. Income from operations represented 7.1% of revenues for the first six months of 1998, compared to 8.1% for the first six months of 1997.

     Interest Income

          Interest income, net for the six months ended June 30, 1998 was $403,000, an increase of $376,000 from $27,000 for the six months ended June 30, 1997, primarily due to higher cash and cash equivalents for the six months ended June 30, 1998. Such increase was attributable to the receipt of the net proceeds from the Company's IPO of Common Stock which was consummated in November 1997.

     Provision for Income Taxes

          The provision for income taxes for the six months ended June 30, 1998 was $1.0 million, an increase of $916,000 from $107,000 for the six months ended June 30, 1997. Such increase was primarily attributable to the Company being taxed as a C corporation for the six months ended June 30, 1998. During the first six months of 1997, certain of the companies comprising GHB&M were treated as S corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns.

     Net Income

          Net income for the six months ended June 30, 1998 was $1.4 million, an increase of $482,000, or 50.6%, from $953,000 for the six months ended June 30, 1997. Net income represented 5.0% of revenues for the six months ended June 30, 1998 compared to 6.9% for the six months ended June 30, 1997. Net income on a pro forma basis for the six months ended June 30, 1997 was 4.3% of revenues.

     LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of approximately $19.3 million and $18.1 million, respectively, an increase of $1.2 million. The increase in cash and cash equivalents was commensurate with the growth in the business during the six months ended June 30, 1998. The Company's working capital was $20.4 million and $19.0 million at June 30, 1998 and December 31, 1997, respectively. The increase in working capital is primarily attributable to the Company's net income of approximately $1.4 million partially offset by capital expenditures of 428,000 for the six months ended June 30, 1998.

          Bank borrowings for the Company's U.S. operations from Chase Manhattan Bank , N.A. (the "GHB&M Credit Facility") consist of (i) an uncommitted line of credit (the "GHB&M Line of Credit") which expired on June 30, 1998, and bore interest at the bank's prime rate (8.5% as of June 30, 1998) plus 1.0% per annum, pursuant to which GHB&M was able to request borrowings of, but the bank was not obligated to lend, up to $3.5 million; the Company is currently negotiating an extension of the GHB&M Credit Facility to September 30, 1998 under the same terms, and a new 3 year facility similar to the one currently in place, although to date, no agreement has been entered into and there can be no assurance that a new credit facility will be entered into on favorable terms or at all, (ii) a term note in the principal amount of $300,000 (the "GHB&M Term Note"), and (iii) a letter of credit in the amount of $200,000. The GHB&M Credit Facility is secured by a first security interest in GHB&M's personal property and is personally guaranteed by certain of GHB&M's stockholders. The GHB&M Term Note had $73,000 outstanding as of June 30, 1998 and bears interest at 7.75% per annum and is payable in 36 equal monthly installments with the last installment due February 1999. No amounts were outstanding under the GHB&M Line of Credit as of June 30, 1998.

          Borrowings for the Company's U.K. operations consist of an overdraft facility (the "Milton Overdraft Facility") with Bank of Scotland for an aggregate amount of up to $1.25 million. Amounts drawn under the Milton Overdraft Facility bear interest payable at the United Kingdom base rate (7.5% as of June 30, 1998) plus 1.75% per annum (the "Prevailing Rate"). As of June 30, 1998, Milton had no amounts outstanding under the Milton Overdraft Facility. In addition, as of June 30, 1998, the Company had the following outstanding indebtedness with respect to its U.K. operations:
     (i) a term loan from Bank of Scotland in the principal amount of $588,000 (of which $291,000 was outstanding on June

     30, 1998) which bears interest payable at the Prevailing Rate with principal payable in installments of $58,000 each May and November through November 2000, and (ii) a term loan in the principal amount of $460,000 (all of which was outstanding on June 30, 1998), which bore interest at the rate of 4% per annum, under which all principal was repaid in July 1998.

          In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company which owns 100% of the capital stock of Torrent, a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue and Katchina, each a French company. The Company, using cash reserves, paid an initial cash purchase price of approximately
     15.3 million French Francs (approximately US$2.6 million). Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon a multiple of operating income of the HFT Group Companies and the seller's option to sell and the Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed 45.3 million French Francs (approximately US$7.6 million).

          In July 1998, the Company acquired all of the capital stock of Colwood, a U.K. medical education company. The Company, using cash reserves, paid an initial cash purchase price of (pound)4.0 million (approximately US$6.6 million). Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place in April 2000 and August 2001 based upon Colwood achieving certain targeted operating profits, are not to exceed (pound)7.5 million (approximately US$12.4 million).

          Pursuant to the acquisition agreement with respect to the Colwood transaction, the Company deposited an amount equal to approximately US$1.7 million in an interest bearing escrow account to be applied towards the potential earn-out payments to be made in April 2000 and August 2001, and is required to deposit into such escrow account potential additional amounts based on net operating profits to be applied towards such future earn-out payments. Accordingly, such committed amounts will not be available for working capital purposes.

          Inflation did not have a significant impact upon the results of the Company during fiscal 1997 or the six months ended June 30, 1998.

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

               The aggregate net proceeds received by the Company from the IPO, after deducting underwriting discounts and commissions and related expenses, was approximately $16,445,000. Through March 31, 1998, the Company had used approximately $1.4 million of the net proceeds of the IPO solely for working capital purposes. Subsequent to that date, until June 30, 1998, the end of the current reporting period, the Company used an additional $300,000 of the net proceeds of the IPO, solely for working capital uses.

               In connection with the acquisitions in July 1998, of the HFT Group Companies and Colwood, the Company used 15,271,000 French Francs (approximately US$2.6 million) and (pound)4.0 million (approximately US$6.6 million) of the net proceeds of the IPO for initial payments.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On June 10, 1998, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The holders of 7,174,005 shares of Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting, the Company's stockholders approved the following:

          (1)   Election of Directors

               The stockholders elected the following persons to serve as directors of the Company until the next Annual Meeting, or until their successors are duly elected and qualified. Votes were cast as follows:

                                      NUMBER OF               NUMBER OF
                                      VOTES FOR             VOTES AGAINST
                                  -----------------      -------------------
          Steven Girgenti             6,870,905                303,100
          William Leslie Milton       6,870,905                303,100
          Francis Hughes              6,870,905                303,100
          Peter Knight                6,870,905                303,100
          Colin Lloyd                 6,870,905                303,100
          Jonah Shacknai              6,870,905                303,100
          Alex Spizz                  6,870,905                303,100

          (2) Amendment of 1997 Stock Option Plan

               The Stockholders approved the amendment of the Company's 1997 Stock Option Plan to increase by 700,000 the aggregate number of shares of the Company's Common Stock available under the 1997 Stock Option Plan. Votes were cast as follows:


              NUMBER OF               NUMBER OF             NUMBER OF
              VOTES FOR             VOTES AGAINST        VOTES ABSTAINING
          ------------------    --------------------    ------------------
              6,157,092                22,842                 994,071

          (2) Appointment of Auditors

               The stockholders approved the appointment of Arthur Andersen LLP as independent auditors of the Company for the 1998 fiscal year. Votes were casts as follows:


             NUMBER OF             NUMBER OF                NUMBER OF
             VOTES FOR           VOTES AGAINST          VOTES ABSTAINING
          ----------------    --------------------    --------------------
             7,157,172              5,100                  11,733

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

                                  HEALTHWORLD CORPORATION

Date:     August 12, 1998     By:  /s/       Steven Girgenti
                                   ---------------------------------------
                                               Steven Girgenti
                                   Chairman and Chief Executive Officer


Date:     August 12, 1998     By:  /s/       Stuart Diamond
                                   ---------------------------------------
                                               Stuart Diamond
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Number                   Description of Exhibits
------                   -----------------------


27                       Financial Data Schedule