Form 10-Q
period 1998-09-30
HEALTHWORLD CORP
filed 1998-11-13
CIK 1044993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                         Commission file number 0-23059

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO  ___
                                       ---


As at November 12, 1998, 7,415,000 shares of Common Stock of the Registrant were issued and outstanding.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                                Table of Contents


PART I.        FINANCIAL INFORMATION                                    Page No.
                                                                        --------
     Item 1    Financial Statements

                 Consolidated Balance Sheets as of
                 December 31, 1997 and September 30, 1998                     1

                 Consolidated Statements of Income
                 for the Three Months and Nine Months
                 Ended September 30, 1997 and 1998                            2

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1997 and 1998                3

                 Notes to the Consolidated Financial Statements               4

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

PART II.       OTHER INFORMATION

     Item 2    Changes in Securities and Use of Proceeds                     18

     Item 6    Exhibits and Reports on Form 8-K                              18


SIGNATURES                                                                   19

EXHIBIT INDEX                                                                20

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                             December 31,                September 30,
                                                                                 1997                        1998
                                                                        ------------------------    ------------------------
                                                                                                          (unaudited)
                                ASSETS

Current Assets:
     Cash and cash equivalents                                          $                18,092     $                 6,602
     Accounts receivable                                                                 14,269                      17,405
     Unbilled production charges                                                          1,501                       3,110
     Other current assets                                                                 1,004                       1,680
                                                                        ------------------------    ------------------------
Total current assets                                                                     34,866                      28,797
Restricted cash                                                                               -                       1,698
Property and equipment, net                                                               2,434                       4,389
Goodwill, net                                                                             3,670                      12,440
Other assets                                                                                839                       1,019
                                                                        ========================    ========================
                                                                        $                41,809     $                48,343
                                                                        ========================    ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank loans and overdrafts                                          $                   634     $                     -
     Current portion of long-term debt                                                      702                         165
     Current portion of capitalized lease obligations                                       125                          90
     Accounts payable                                                                     1,836                       3,580
     Accrued expenses                                                                     6,148                       8,583
     Advance billings                                                                     6,468                       6,888
                                                                        ------------------------    ------------------------
Total current liabilities                                                                15,913                      19,306
Long-term debt                                                                              230                         178
Capitalized lease obligations                                                                99                          72
Minority interests                                                                            -                          95
Deferred rent                                                                               768                         841
Other liabilities                                                                            33                          21
                                                                        ------------------------    ------------------------
Total liabilities                                                                        17,043                      20,513
                                                                        ========================    ========================

Stockholders' Equity:
     Preferred stock, $.01 par value; 1,000,000 shares
     authorized; no shares outstanding
                                                                                              -                           -
     Common stock, $.01 par value; 20,000,000 shares
     authorized; and 7,415,000 shares outstanding
                                                                                             74                          74
     Additional paid-in capital                                                          22,746                      22,746
     Retained earnings                                                                    1,931                       4,860
     Cumulative foreign currency translation adjustments                                     15                         150
                                                                        ------------------------    ------------------------

Total stockholders' equity                                                               24,766                      27,830
                                                                        ========================    ========================
                                                                        $                41,809     $                48,343
                                                                        ========================    ========================



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                 --------------------------------    --------------------------------
                                                     1997              1998              1997              1998
                                                 --------------    --------------    --------------    --------------
Revenues                                            $    9,435       $    16,919       $    23,186       $    45,784
                                                 --------------    --------------    --------------    --------------
Operating expenses:
   Salaries and related costs                            6,235            12,282            16,042            34,747
   General and office expenses                           1,306             1,800             3,781             5,702
   Depreciation and amortization                           171               326               525               769
                                                 --------------    --------------    --------------    --------------
                                                         7,712            14,408            20,348            41,218

Income from operations                                   1,723             2,511             2,838             4,566
Interest income (expense), net                             (19)              148                 8               551
                                                 --------------    --------------    --------------    --------------
Income before provision for income  taxes
and minority interests                                   1,704             2,659             2,846             5,117
Provision for income taxes (Note 2)                        252             1,133               359             2,156
Minority interests in net earnings of
subsidiaries                                                78                32               160                32
                                                 ==============    ==============    ==============    ==============
Net income                                          $    1,374        $    1,494       $     2,327        $    2,929
                                                 ==============    ==============    ==============    ==============

Per share information (Note 3):
   Net income per common share:
      Basic                                         $     0.29        $     0.20        $     0.49        $     0.40
                                                 ==============    ==============    ==============    ==============
      Diluted                                       $     0.29        $     0.20        $     0.49        $     0.39
                                                 ==============    ==============    ==============    ==============

   Common shares used in computing
   per share amounts:
      Basic                                              4,741             7,415             4,741             7,415
                                                 ==============    ==============    ==============    ==============
      Diluted                                            4,741             7,589             4,741             7,607
                                                 ==============    ==============    ==============    ==============

Pro forma information (Note 4):
   Income before provision for income
   taxes and minority interests                    $     1,704                          $    2,846
   Pro forma provision for income taxes                    712                               1,182
   Minority interests in net earnings of
   subsidiaries                                             78                                 160
                                                 ==============                      ==============
   Pro forma net income                            $       914                          $    1,504
                                                 ==============                      ==============
Pro forma per share information:
   Net income per common share:
      Basic                                        $      0.19                          $     0.32
                                                 ==============                      ==============
      Diluted                                      $      0.19                          $     0.32
                                                 ==============                      ==============
   Common shares used in computing
   pro forma per share amounts:
      Basic                                              4,741                               4,741
                                                 ==============                      ==============
      Diluted                                            4,741                               4,741
                                                 ==============                      ==============


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                           ----------------------------------------
                                                                                 1997                  1998
                                                                           ------------------    ------------------
Cash flows from operating activities:
   Net income                                                                  $       2,327         $       2,929
   Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                                   525                   769
         Deferred rent                                                                    77                    73
         Deferred income taxes                                                           173                   (29)
         Minority interests in net earnings of subsidiaries                              160                    32
         Gain on sale of fixed assets                                                    (19)                  (14)
   Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
         Accounts receivable                                                          (1,216)               (1,363)
         Unbilled production charges                                                  (1,672)               (1,408)
         Other current assets                                                            (59)                  (35)
         Other assets                                                                 (1,171)                 (117)
         Accounts payable                                                              1,312                   285
         Advance billings                                                               (122)                 (227)
         Accrued expenses                                                                443                 1,344
         Other liabilities                                                               (28)                  (12)
                                                                           ------------------    ------------------
   Net cash provided by operating activities                                             730                 2,227
                                                                           ------------------    ------------------
Cash flows from investing activities:
         Capital expenditures, net                                                      (578)                 (709)
         Proceeds from the sale of fixed assets                                           75                    93
         Businesses acquired, net of cash received                                         -               (10,213)
         Restricted cash                                                                   -                (1,698)
                                                                           ------------------    ------------------
   Net cash used in investing activities                                                (503)              (12,527)
                                                                           ------------------    ------------------
Cash flows from financing activities:
         Payment of majority stockholder dividends                                      (105)                    -
         Repayments of line of credit                                                   (400)                 (634)
         Distributions to stockholders                                                  (498)                    -
         Payments of minority interest shareholders' dividends                           (55)                    -
         Proceeds from bank loans                                                        748                     -
         Repayment of bank loans and long term debt                                     (149)                 (588)
         Capital lease repayments                                                       (109)                 (104)
                                                                           ------------------    ------------------
Net cash used in financing activities                                                   (568)               (1,326)
                                                                           ------------------    ------------------
Effect of exchange rates on cash                                                           -                   136
                                                                           ------------------    ------------------
Net decrease in cash and cash equivalents                                               (341)              (11,490)
Cash and cash equivalents at beginning of period                                       2,214                18,092
                                                                           ------------------    ------------------
Cash and cash equivalents at end of period                                     $       1,873         $       6,602
                                                                           ==================    ==================
Supplemental disclosure of cash flow information: Cash paid for:
         Taxes                                                                 $         365         $       1,339
                                                                           ==================    ==================
         Interest                                                              $         101         $          57
                                                                           ==================    ==================
Supplemental schedule of noncash investing activities:
         Capital leases for new equipment                                      $           -         $          42
                                                                           ==================    ==================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

                On November 12, 1997, Healthworld Corporation (the "Company") acquired (the "Consolidation"), in exchange for shares of its Common Stock, all of the issued and outstanding common stock of each of (i) Girgenti, Hughes, Butler & McDowell, Inc. and its affiliated entities ("GHB&M") and (ii) Milton Marketing Group Limited and its subsidiaries ("Milton"). Unless otherwise indicated, all references herein to the "Company" give effect to the Consolidation and include GHBM, Milton and each of the Company's other subsidiaries. The Consolidation was accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the results of GHB&M and Milton for all periods presented.

                The Company is an international marketing and communications services company specializing in healthcare. The Company provides many of the world's largest pharmaceutical and other healthcare companies with a comprehensive range of integrated strategic marketing services designed to accelerate the market acceptance of new products and to sustain marketability throughout their life-cycles. The Company's services include advertising and promotion, contract sales, consulting, publishing, medical education, public relations, interactive multimedia, database marketing and marketing research services. The Company offers its clients global reach and expertise through its operations in the United States, the United Kingdom, France and Spain and through Healthworld B.V., a world-wide network of licensed independent marketing and communications agencies.

                The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries except for CPA Espana, S.L. ("CPA Spain"), which the Company acquired subsequent to September 30, 1998. All intercompany balances and transactions have been eliminated in consolidation.

                Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation for comparative purposes.

                The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of the Company's management, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the interim periods ended September 30, 1997 and 1998. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    INCOME TAXES

                Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The provision for income taxes (recorded at an effective rate of 42.67% and 42.18% for the three month and nine month periods ended September 30, 1998, respectively) reflects management's estimation of the effective tax rate expected to be applicable for the fiscal year. Prior to the Consolidation, certain of the entities comprising GHB&M were treated as S corporations and were not subject to Federal corporate income taxes. Such entities were subject to certain corporate level state and local income taxes which are provided for in the three month and nine month periods ended September 30, 1997.

3.    NET INCOME PER COMMON SHARE

                In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options. As there were no dilutive securities for the three month and nine month periods ended September 30, 1997, no reconciliation for such periods is presented herein.

                The following chart provides a reconciliation of information used in calculating the per share amounts, for the three month and nine month periods ended September 30, 1998:


                                               Three Months Ended                         Nine Months Ended
                                               September 30, 1998                        September 30, 1998
                                        -------------------------------            -----------------------------
                                                          (In thousands, except per share data)
Numerator:
    Net income                                   $    1,494                                  $   2,929
                                              ------------------                          -----------------
Denominator for basic
    net income per common share                       7,415                                      7,415

Effect of dilutive securities:
    Stock options                                       174                                        192
                                              ------------------                          -----------------
Denominator for diluted
    net income per share                              7,589                                      7,607
                                              ==================                          =================
Basic net income per
    common share                                 $     0.20                                 $     0.40
                                              ==================                          =================

Diluted net income
    per common share                             $     0.20                                 $     0.39
                                              ==================                          =================


4.    PRO FORMA NET INCOME

                Pro forma net income for the three month and nine month periods ended September 30, 1997 includes the pro forma effect of a C corporation income tax provision as if each of the companies comprising GHB&M (other than Syberactive, Inc., which was already treated as a C corporation) were treated as C corporations for the entire period.

5.    COMPREHENSIVE INCOME

                The Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, including interim periods.

          Comprehensive income is as follows:

                                                Three Months Ended September                     Nine Months
                                                            30,                              Ended September 30,
                                               ------------------------------          ------------------------------
                                                    1997             1998                  1997              1998
                                               --------------    ------------          -------------     ------------
                                                                            (In thousands)
           Net Income                            $    1,374       $    1,494             $    2,327       $    2,929
           Other comprehensive income:
               Foreign currency translation
           adjustments                                  (45)             130                    (65)             136
                                               ==============    ============          =============     ============
           Comprehensive income                  $    1,329       $    1,624             $    2,262       $    3,065
                                               ==============    ============          =============     ============



6.    ACQUISITIONS OF BUSINESSES

                In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent, S.A. ("Torrent"), a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL ("Aigue") and Katchina Productions SARL ("Katchina"), each a French company. The Company's initial cash payment was 18.8 million French Francs (approximately US$3.2 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon a multiple of operating income of HFT, Torrent, Aigue and Katchina (together the "HFT Group Companies") and the seller's option to sell and the Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed 48.8 million French Francs (approximately US$8.2 million). The acquisition has been accounted for using the purchase method of accounting, whereby the excess of the initial purchase price over the fair value of the net assets acquired, 1.4 million French Francs (approximately US$240,000), after removing minority interests, was recorded as goodwill. Total goodwill recorded on the purchase was $2.9 million.

                In July 1998, the Company acquired all of the capital stock of Colwood House Medical Publications (U.K.) Limited ("Colwood"), a U.K. medical education company. The Company's initial cash payment was (pound)4.5 million (approximately US$7.5 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place in April 2000 and August 2001 based upon Colwood achieving certain targeted operating profits, are not to exceed approximately (pound)8.0 million (approximately US$13.3 million). Pursuant to the acquisition agreement, the Company deposited an amount equal to (pound)1.0 million (approximately US$1.7 million) in an interest bearing escrow account to be applied towards the potential earn-out payments, and may be required to deposit into such escrow account potential additional amounts based on net operating profits to be applied towards such future earn-out payments. The acquisition has been accounted for using the purchase method of accounting, whereby the excess of the initial purchase price over the fair value of the net assets acquired, (pound)891,000 (approximately US$1.5 million), was recorded as goodwill. Total goodwill recorded on the purchase was $6.0 million.

                The results of operations of these acquisitions are included in the consolidated financial statements from the dates of acquisition.

                Summarized below are the unaudited pro forma results of operations for the nine months ended September 30, 1997 and 1998 of the Company as though the Colwood and the HFT Group Companies acquisitions had occurred at the beginning of 1997. Adjustments have been made for income taxes, amortization of goodwill, interest income and minority interests in net earnings of subsidiaries related to these transactions.

                                                            Nine Months Ended
                                                              September 30,

                                                        ------------------------
                                                            1997          1998
                                                        -----------    ---------
           Pro Forma:
               Revenues                                    30,626         51,283
               Net income                                   1,431          2,984
               Basic net income per common share        $    0.30      $    0.40
                                                        ===========    =========
               Diluted net income per common share      $    0.30      $    0.39
                                                        ===========    =========

                These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of 1997 or of results which may occur in the future.

                In October, 1998, the Company acquired all of the capital stock of CPA Spain, a healthcare communications agency located in Madrid, Spain. The Company's initial cash payment was approximately 212 million Spanish Pesetas (approximately US$1.5 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place in April 2000 and April 2003 based upon CPA Spain achieving certain targeted operating profits, are not to exceed approximately 661 million Spanish Pesetas (approximately US$4.8 million). The acquisition will be accounted for using the purchase method of accounting, whereby the excess purchase price over the fair value of the net assets acquired will be recorded as goodwill.

7.    NEW ACCOUNTING STANDARDS

                The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

8.    SUBSEQUENT EVENTS

              In October 1998, the Company received notice from one of the Company's largest customers for which the Company provides contract sales services in the U.K., that it was terminating its customer relationship with the Company. Soon after receipt by the Company of such notice, the customer entered into insolvency "administration", which is analogous to Chapter 11 bankruptcy proceedings in the United States. Prior to entering into administration, the customer was, for the most part, current in paying its accounts payable to the Company, and the Company does not anticipate a material loss in the event that the Company's current accounts receivable or other contractual obligations from the customer are discharged in the course of the administration. The Company will likely incur costs in connection with the termination of the customer's account. However, the Company is currently unable to quantify such costs.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This September 30, 1998 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. The Company's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the healthcare marketing and communications industry and the pharmaceutical and health-care industry, general economic conditions, the ability of the Company to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

         Results of Operations

                The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                The following table sets forth certain data as a percentage of revenues for the periods indicated:

                                                        Three Months                              Nine Months
                                                     Ended September 30,                      Ended September 30,
                                               -----------------------------             ----------------------------
                                                    1997            1998                     1997            1998
                                               --------------    -----------             ------------     -----------
           Revenues                                 100.0%          100.0%                   100.0%          100.0%
           Salaries and related costs                66.1            72.6                     69.2            75.9
           General and office expenses               13.8            10.6                     16.3            12.4
           Depreciation and amortization              1.8             1.9                      2.3             1.7
           Income from operations                    18.3            14.9                     12.2            10.0
           Interest income (expense), net            (0.2)            0.8                      -               1.2
           Provision for income taxes                 2.7             6.7                      1.5             4.7
           Minority interests                         0.8             0.2                      0.7             0.1
                                               --------------    -----------             ------------     -----------
           Net income                                14.6%            8.8%                    10.0%            6.4%


     * Percentages may not agree to the Financial Statements due to rounding

                The following table sets forth certain operating data with respect to the Company's contract sales operations and communications operations for the periods indicated:

                                                      Three Months                                 Nine Months
                                                  Ended September 30,                          Ended September 30,
                                          ----------------------------------          -----------------------------------
                                               1997                1998                    1997                1998
                                          ---------------     --------------          ---------------     ---------------
           Revenues                                                        (in thousands)

           Contract sales                    $    3,252         $    8,689               $    7,844         $    24,996
           Communications                         6,183              8,230                   15,342              20,788

           Income From Operations

           Contract sales                    $      454         $       94               $      802         $       727
           Communications                         1,269              2,417                    2,036               3,839




         Fiscal Three Months Ended September 30, 1998 Compared to Fiscal Three Months Ended September 30, 1997

         Revenues

                Revenues for the three months ended September 30, 1998 were $16.9 million, an increase of $7.5 million, or 79.3%, from $9.4 million for the three months ended September 30, 1997. Contract sales revenues increased to $8.7 million, an increase of 167.2% from $3.2 million in the prior year's quarter. This was attributable to the growth of the contract sales operation in the United Kingdom, which resulted primarily from additional business from existing clients. Communications revenues for the quarter ended September 30, 1998 increased to $8.2 million, an increase of 33.1% from $6.2 million for the third quarter of 1997. Of such increase, approximately $1.2 million was attributable to revenues derived as a result of the acquisitions of Colwood House Medical Publications (U.K.) Limited ("Colwood") and HFT and its subsidiaries (together, "the HFT Group Companies") while the remaining increase was attributable to the growth of advertising and promotion services, which resulted from assignments from new clients and additional assignments from existing clients.

          Salaries and Related Costs

                Salaries and related costs for the three months ended September 30, 1998 were $12.3 million, an increase of $6.0 million, or 97.0%, from $6.2 million for the three months ended September 30, 1997. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) approximately $4.5 million of additional salaries and related costs commensurate with the growth of the Company's U.K. and U.S. contract sales operations, (ii) approximately $810,000 relating to the additional support staff hired to handle the increased level of contract sales business activity in the U.K., and salaries related to the start-up of the U.S. contract sales division, and (iii) approximately $530,000 relating to staffing costs as a result of the acquisitions of Colwood and the HFT Group Companies. Salaries and related costs represented 72.6% of revenues in the third quarter of 1998, compared to 66.1% in the third quarter of 1997. Such increase, as a percentage of revenues, was primarily attributable to growth of the Company's contract sales operations and the corresponding increase in labor costs and increased staffing costs for such operations. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

         General and Office Expenses

                General and office expenses for the three months ended September 30, 1998 were $1.8 million, an increase of $494,000, or 37.8%, from $1.3 million for the three months ended September 30, 1997. General and office expenses primarily include occupancy and related costs, client development and other related administrative costs. Such increase was primarily attributable to (i) increased occupancy and other related costs of approximately $220,000 related primarily to the acquisitions of Colwood and the HFT Group Companies, (ii) increased business development costs and start-up costs for the U.S. contract sales division of approximately $168,000, (iii) increased professional and other related costs of approximately $51,000 partially attributable to the transition of the Company from a private to a public company, and
         (iv) an increased level of business activity. General and office expenses represented 10.6% of revenues in the third quarter of 1998, compared to 13.8% of the revenues in the third quarter of 1997. The decrease in general and office expenses, as a percentage of revenues, was primarily attributable to expenses generally being fixed costs relative to increases in the Company's revenues.

         Depreciation and Amortization

                Depreciation and amortization for the three months ended September 30, 1998 was $326,000, an increase of $155,000 or 90.6% from $171,000 for the three months ended September 30, 1997. The increase was commensurate with the growth of the business. Depreciation and amortization represented 1.9% of revenues for the third quarter of 1998, compared to 1.8% for the third quarter of 1997.

         Income From Operations

                Income from operations for the three months ended September 30, 1998 was $2.5 million, an increase of $788,000, or 45.7%, from $1.7 million for the three months ended September 30, 1997. Income from operations represented 14.8% of revenues for the third quarter of 1998, compared to 18.3% for the third quarter of 1997.

         Interest Income (Expense), net

                Interest income (expense), net for the three months ended September 30, 1998 was $148,000, an increase of $167,000 from ($19,000)
         for the three months ended September 30, 1997, resulting primarily from higher cash and cash equivalents for the third quarter of 1998. Such increase in cash and cash equivalents was attributable to the receipt of the net proceeds from the Company's initial public offering ("IPO") of Common Stock which was consummated in November 1997.

         Provision for Income Taxes

                The provision for income taxes for the three months ended September 30, 1998 was $1.1 million, an increase of $881,000 from $252,000 for the three months ended September 30, 1997. Such increase was primarily attributable to the Company being taxed as a C corporation for the third quarter of 1998. During the third quarter of 1997, certain of the companies comprising GHB&M were treated as S corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns.

         Net Income

                Net income for the three months ended September 30, 1998 was $1.5 million, an increase of $120,000, or 8.7%, from $1.4 million for the three months ended September 30, 1997. Net income represented 8.8% of revenues for the third quarter of 1998 compared to 14.6% for the third quarter of 1997. Net income on a pro forma basis for the three months ended September 30, 1997 was 9.7% of revenues.

         Fiscal Nine Months Ended September 30, 1998 Compared to Fiscal Nine Months Ended September 30, 1997

         Revenues

                Revenues for the nine months ended September 30, 1998 were $45.8 million, an increase of $22.6 million, or 97.5%, from $23.2 million for the nine months ended September 30, 1997. Contract sales revenues increased to $25.0 million, an increase of 218.7% from $7.9 million for the same period in the prior year. This was attributable to the growth of the contract sales operation in the United Kingdom, which resulted primarily from additional business from existing clients. Communications revenues for the nine months ended September 30, 1998 increased to $20.8 million, an increase of 35.5% from $15.3 million for the same period in the prior year. Of such increase, approximately $3.8 million was attributable to the growth of advertising and promotion services which resulted from assignments from new clients and additional assignments from existing clients, and $1.2 million was attributable to revenues derived as a result of the acquisitions of Colwood and the HFT Group Companies.

         Salaries and Related Costs

                Salaries and related costs for the nine months ended September 30, 1998 were $34.7 million, an increase of $18.7 million, or 116.6%, from $16.0 million for the nine months ended September 30, 1997. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) approximately $13.8 million of additional salaries and related costs relating to the growth of the Company's U.K. and U.S. contract sales operations, (ii) approximately $2.4 million relating to the additional support staff hired to handle the increased level of U.K. contract sales business activity, and salaries related to the start-up of the U.S. contract sales division, and (iii) approximately $2.4 million relating to additional staffing costs to support the growth in communications services as well the acquisitions of Colwood and the HFT Group Companies. Salaries and related costs represented 75.9% of revenues for the first nine months of 1998, compared to 69.2% for the first nine months of 1997. Such increase, as a percentage of revenues, was primarily attributable to the growth of the Company's contract sales operations and the corresponding increase in labor costs and increased staffing costs for such operations. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

         General and Office Expenses

                General and office expenses for the nine months ended September 30, 1998 were $5.7 million, an increase of $1.9 million, or 50.8%, from $3.8 million for the nine months ended September 30, 1997. General and office expenses primarily include occupancy and related costs, client development and other related administrative costs. Such increase is primarily attributable to (i) increased business development costs and start up costs for the U.S. contract sales division of approximately $970,000, (ii) increased occupancy and related costs of approximately $450,000 as a result of increased rent and occupancy related costs commensurate with the growth of the business and the acquisitions of Colwood and the HFT Group Companies, and (iii) increased professional and other related costs of approximately $310,000 partially relating to the transition of the Company from a private to a public company. General and office expenses represented 12.5% of revenues for the first nine months of 1998, compared to 16.3% of revenues for the first nine months of 1997. The decrease in general and office expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed costs relative to increases in the Company's revenues.

         Depreciation and Amortization

                Depreciation and amortization for the nine months ended September 30, 1998 was $769,000, an increase of $244,000 or 46.5% from $525,000 for the nine months ended September 30, 1997. The increase was commensurate with the growth of the business. Depreciation and amortization represented 1.7% of revenues for the first nine months of 1998, compared to 2.3% for the first nine months of 1997.

         Income From Operations

                Income from operations for the nine months ended September 30, 1998 was $4.6 million, an increase of $1.7 million, or 60.9%, from $2.8 million for the nine months ended September 30, 1997. Income from operations represented 10.0% of revenues for the first nine months of 1998, compared to 12.2% for the first nine months of 1997.

         Interest Income (Expense), net

                Interest income (expense), net for the nine months ended September 30, 1998 was $551,000, an increase of $543,000 from $8,000 for the nine months ended September 30, 1997, primarily due to higher cash and cash equivalents for the nine months ended September 30, 1998. Such increase in cash and cash equivalents was attributable to the receipt of the net proceeds from the Company's IPO of Common Stock which was consummated in November 1997.

         Provision for Income Taxes

                The provision for income taxes for the nine months ended September 30, 1998 was $2.2 million, an increase of $1.8 million from $359,000 for the nine months ended September 30, 1997. Such increase was primarily attributable to the Company being taxed as a C corporation for the nine months ended September 30, 1998. During the first nine months of 1997, certain of the companies comprising GHB&M were treated as S corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns.

         Net Income

                Net income for the nine months ended September 30, 1998 was $2.9 million, an increase of $602,000, or 25.9%, from $2.3 million for the nine months ended September 30, 1997. Net income represented 6.4% of revenues for the nine months ended September 30, 1998 compared to 10.0% for the nine months ended September 30, 1997. Net income on a pro forma basis for the nine months ended September 30, 1997 was 6.5% of revenues.

          Liquidity and Capital Resources

                At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of approximately $6.6 million and $18.1 million, respectively, a decrease of $11.5 million. The Company's working capital was $9.5 million and $19.0 million at September 30, 1998 and December 31, 1997, respectively. The decrease in cash and cash equivalents and working capital was primarily attributable to $12.1 million of cash reserves used for initial payments and the related expenses in the recent acquisitions of Colwood and the HFT Group Companies, including $1.7 million placed in an interest bearing escrow account to be used in the event of future Colwood earn-out payments, and capital expenditures of approximately $700,000, partially offset by net income of $2.9 million for the nine months ended September 30, 1998.

                Bank borrowings for the Company's U.S. operations from Chase Manhattan Bank, N.A. (the "GHB&M Credit Facility") consist of (i) an uncommitted line of credit (the "GHB&M Line of Credit") which expires on December 31, 1998, and bears interest at the bank's prime rate (8.5% as of September 30, 1998) plus 1.0% per annum, pursuant to which GHB&M was able to request borrowings of, but the bank was not obligated to lend, up to $3.5 million; the Company is currently negotiating a new facility similar to the one currently in place, although to date, no agreement has been entered into and there can be no assurance that a new credit facility will be entered into on favorable terms or at all, (ii) a term note in the principal amount of $300,000 (the "GHB&M Term Note"), and (iii) a letter of credit in the amount of $200,000. The GHB&M Credit Facility is secured by a first priority security interest in GHB&M's personal property and is personally guaranteed by certain of GHB&M's stockholders. The GHB&M Term Note had $47,000 outstanding as of September 30, 1998 and bears interest at 7.75% per annum and is payable in 36 equal monthly installments with the last installment due February 1999. No amounts were outstanding under the GHB&M Line of Credit as of September 30, 1998.

                Bank borrowings for the Company's U.K. operations consist of an overdraft facility (the "Milton Overdraft Facility") with Bank of Scotland for an aggregate amount of up to (pound)750,000 (approximately US$1.27 million). Amounts drawn under the Milton Overdraft Facility bear interest payable at the United Kingdom base rate (7.5% as of September 30, 1998) plus 2.0% per annum (the "Prevailing Rate"). As of September 30, 1998, Milton had no amounts outstanding under the Milton Overdraft Facility. Colwood maintains an overdraft facility (the "Colwood Overdraft Facility") with National Westminster Bank plc ("NWB") for an aggregate amount of up to (pound)400,000 (approximately US$680,000). Amounts drawn under the Colwood Overdraft Facility bear interest payable at the NWB base rate plus 2.0% (9.5% as of September 30, 1998) until October 31, 1998 and after that date, at the NWB base rate plus 1.75% from November 1, 1998 until October 31, 1999. As of September 30, 1998, no amounts were outstanding under the Colwood Overdraft facility. In addition, as of September 30, 1998, the Company had, with respect to its U.K. operations, a term loan from Bank of Scotland in the principal amount of $588,000 (of which $297,000 was outstanding on September 30, 1998) which bears interest payable at the Prevailing Rate with principal payable in installments of $58,000 each May and November through November 2000.

                Bank borrowings for the Company's French operations consist of an unsecured line of credit (the "HFT Group Companies Line of Credit") which bears interest at the French Prime Rate plus 3.0% (6.75% as of September 30, 1998) per annum pursuant to which the HFT Group Companies may request borrowings of, but the bank is not obligated to lend, up to FF500,000 (approximately US$85,000). As of September 30, 1998, the HFT Group Companies had no amounts outstanding under the HFT Group Companies Line of Credit. In addition, the HFT Group Companies have entered into an unsecured facility (the "HFT Group Companies Receivable Facility") whereby the HFT Group Companies may request borrowings, but the bank is not obligated to lend, in the amount of confirmed, unpaid client accounts receivable up to FF1,000,000 (approximately US$170,000) to be repaid upon receipt of the corresponding receivable balances. Amounts drawn under the HFT Group Companies Receivable Facility bear interest payable at the French Prime Rate plus 3.0% (6.75% as of September 30, 1998) per annum. As of September 30, 1998, no amounts were outstanding under the HFT Group Companies Receivable Facility.

                In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent, S.A. a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL and Katchina Productions SARL, each a French company. The Company's initial cash payment was 18.8 million French Francs (approximately US$3.2 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon a multiple of operating income of the HFT Group Companies and the seller's option to sell and the Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed
         48.8 million French Francs (approximately US$8.2 million).

                In July 1998, the Company acquired all of the capital stock of Colwood, a U.K. medical education company. The Company's initial cash payment was (pound)4.5 million (approximately US$7.5 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place in April 2000 and August 2001 based upon Colwood achieving certain targeted operating profits, are not to exceed approximately (pound)8.0 million (approximately US$13.3 million).

                Pursuant to the acquisition agreement with respect to the Colwood transaction, the Company deposited an amount equal to (pound)1.0 million (approximately US$1.7 million) in an interest bearing escrow account to be applied towards the potential earn-out payments to be made in April 2000 and August 2001, and may be required to deposit into such escrow account potential additional amounts based on net operating profits to be applied towards such future earn-out payments. Accordingly, such committed amounts will not be available for working capital purposes.

                In October, 1998, the Company acquired all of the capital stock of CPA Espana, S.L. ("CPA Spain"), a healthcare communications agency located in Madrid, Spain. The Company's initial cash payment was approximately 212 million Spanish Pesetas (approximately US$1.5 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential subsequent earn-out payments to take place in April 2000 and April 2003 based upon CPA Spain achieving certain targeted operating profits, are not to exceed approximately 661 million Spanish Pesetas (approximately US$4.8 million).

              Inflation did not have a significant impact upon the results of the Company during fiscal 1997 or the nine months ended September 30, 1998.

         Impact of Year 2000

              Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000. This could result in system failures or data corruption for the Company, its customers or vendors which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services or payment from vendors or customers.

              The Company's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger and accounts receivable and payable systems, and word processing, database and graphic design systems. The Company is not dependent on large legacy systems.

              The Company's management is continuing to conduct an assessment of the Company's operations worldwide from an internal, vendor and customer perspective. The assessment addresses all of the Company's material computer systems, applications and any other material systems that the Company believes may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment includes seeking information from certain of the Company's material vendors which provide certain external services to the Company, although the Company cannot control whether or the manner in which such services will be provided. In addition, the Company's assessment includes determining whether the Company's significant high volume customers are Year 2000 compliant or will be Year 2000 compliant prior to the Year 2000. The Company believes that its internal computer systems used in its U.S. operations are currently Year 2000 compliant, and that those used in its foreign operations, to the extent not already Year 2000 compliant, will be made Year 2000 compliant in 1999. To date, the cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity in 1998 or 1999.

              The cost of the Company's Year 2000 project and the date on which the Company believes it will complete the necessary modifications are based on the Company's estimates, which were derived utilizing numerous assumptions of future events. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems. However, if the anticipated modifications and conversions are not completed on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations. The financial impact of making the required systems changes can not be known precisely at this time, but is not expected to be material to the Company's financial position, results of operations or cash flows.

         Subsequent Events

              In October 1998, the Company received notice from one of the Company's largest customers for which the Company provides contract sales services in the U.K., that it was terminating its customer relationship with the Company. Soon after receipt by the Company of such notice, the customer entered into insolvency "administration", which is analogous to Chapter 11 bankruptcy proceedings in the United States. Prior to entering into administration, the customer was, for the most part, current in paying its accounts payable to the Company, and the Company does not anticipate a material loss in the event that the Company's current accounts receivable or other contractual obligations from the customer are discharged in the course of the administration. The Company will likely incur costs in connection with the termination of the customer's account. Although the Company is currently unable to quantify such costs, the Company believes that incurring such costs as a result of the loss of the customer as a client will not have a material adverse effect on the results of its operations or its liquidity.

                           Part. II OTHER INFORMATION

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

              The aggregate net proceeds received by the Company from the IPO, after deducting underwriting discounts and commissions and related expenses, was approximately $16,445,000. Through June 30, 1998, the Company had used approximately $1.7 million of the net proceeds of the IPO solely for working capital purposes. Subsequent to that date, through September 30, 1998, the end of the current reporting period, the Company used approximately $12.6 million of the net proceeds of the IPO in connection with the acquisitions of Colwood and the HFT Group Companies, and acquisition costs associated with the purchase of CPA Spain, including $1.7 million placed in an interest bearing escrow account to be used in the event of future Colwood earn-out payments. In connection with the acquisitions of Colwood, the HFT Group Companies and CPA Spain, approximately $127,000 was paid to the law firm of Todtman, Nachamie, Spizz and Johns, of which Alex Spizz, a director of the Company, is a member. In addition, the Company used approximately $700,000 of the proceeds to purchase fixed assets.

              Subsequent to September 30, 1998, and in connection with the acquisition in October 1998 of CPA Spain, the Company used approximately $1.5 million of the net proceeds of the IPO for initial payments.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits- The exhibits to this Form 10-Q are listed in the accompanying
Exhibit Index.

     (b)      Reports on form 8-K

              On August 6, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, for which the Date of Report was July 23, 1998, reporting the acquisition by the Company on July 23, 1998 of the HFT Group Companies and on July 24, 1998 of Colwood. On October 5, 1998, the Company filed an Amendment No.1 to Current Report on Form 8-K relating to the same items, which Amendment contained, with respect to Colwood, a Balance sheet, a Statement of Income, a Statement of Shareholders' Equity and a Statement of Cash Flows as of and for the year ended April 30, 1998, and, with respect to Healthworld Corporation, on an unaudited pro forma combining basis, Balance Sheets as of June 30, 1998 and Statements of Income for the six months ended June 30, 1998 and the year ended December 31, 1997.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEALTHWORLD CORPORATION

Date:  November 12, 1998       By:  /s/       STEVEN GIRGENTI
                                    --------------------------------------------
                                              Steven Girgenti

                                    Chairman and Chief Executive Officer

Date:  November 12, 1998       By:  /s/       STUART DIAMOND
                                    --------------------------------------------
                                              Stuart Diamond

                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Number    Description of Exhibits
------    -----------------------
27        Financial Data Schedule