Form 10-K
period 1998-12-31
HEALTHWORLD CORP
filed 1999-03-26
CIK 1044993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   /x/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

   /_/       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _____

                         Commission file number 0-23059


                             HEALTHWORLD CORPORATION
           (Exact name of the registrant as specified in its charter)


             Delaware                                    13-3922288
  (State or other jurisdiction              (I.R.S. Employer identification No.)
of incorporation or organization)


                 100 Avenue of the Americas, New York, NY 10013
                    (Address of principal executive offices)


                                 (212) 966-7640
                         (Registrant's telephone number)

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

                                 Yes /x/ No /_/

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

          As at March 10, 1999, approximately 7,427,987 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $43,557,759.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement for its 1999 annual meeting of stockholders to be filed pursuant to Regulation 14A are hereby incorporated by reference into Part III of this Form 10-K.

                             HEALTHWORLD CORPORATION
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1998

                               ITEMS IN FORM 10-K

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business............................................................  2
Item 2.  Properties.......................................................... 14
Item 3.  Legal Proceedings................................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders................. 15

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................... 16
Item 6.  Selected Consolidated Financial Data................................ 17
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......... 29
Item 8.  Financial Statements and Supplementary Data......................... 29
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 56

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................. 56
Item 11. Executive Compensation.............................................. 56
Item 12. Security Ownership of Certain Beneficial Owners and
             Management...................................................... 56
Item 13. Certain Relationships and Related Transactions...................... 56

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 57

                                     PART I

         This 1998 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the healthcare marketing and communications industry and the pharmaceutical and healthcare industry, general economic conditions, the ability of the Registrant to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

Item 1.  BUSINESS

         On November 12, 1997, Healthworld Corporation acquired (the "Consolidation"), in exchange for shares of its Common Stock, all of the issued and outstanding common stock of each of (i) Girgenti, Hughes, Butler & McDowell, Inc. and its affiliated entities ("GHB&M") and (ii) Milton Marketing Group Limited and its subsidiaries ("Milton"). Unless otherwise indicated, all references herein to the "Company" include (i) GHB&M and Milton and give effect to the Consolidation, and (ii) include all of the other subsidiaries of Healthworld Corporation formed or acquired subsequent to the Consolidation. Unless otherwise indicated, all references herein to "Healthworld" refer to Healthworld Corporation prior to the consummation of the Consolidation.

         Overview

         The Company is an international communications and contract sales marketing organization specializing in healthcare. The Company provides many of the world's largest pharmaceutical and healthcare companies with a comprehensive range of integrated strategic marketing services designed to accelerate the acceptance of new products and to sustain their growth. These integrated services include advertising and promotion, contract sales, consulting, medical education, public relations, marketing research, publishing, interactive multimedia and database marketing services. The Company offers its clients global reach and expertise through its operations in the United States, France, Spain and the United Kingdom, and through Healthworld B.V., a world-wide network of licensed independent marketing and communications agencies.


         Healthworld was incorporated in Delaware on September 12, 1996 and conducted no operations prior to the consummation of the Consolidation on November 12, 1997. In connection with the Consolidation, the entities comprising GHB&M and Milton became wholly-owned subsidiaries of Healthworld on November 12, 1997. In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent S.A., a French healthcare communications agency, and its subsidiaries

(collectively, the "HFT Group Companies"). In addition, in July 1998, the Company acquired all of the capital stock of Colwood House Medical Publications
(UK) Limited ("Colwood"), a United Kingdom medical education company. In October 1998, the Company acquired all of the capital stock of CPA Espana, S.L. ("CPA Spain"), a healthcare communications agency located in Madrid, Spain. These acquisitions are sometimes collectively referred to herein as the "1998 Acquisitions". See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

         The Company conducts all of its operations in the United States through GHB&M (the "U.S. Operations"), in the United Kingdom through Milton and Colwood, in France through the HFT Group Companies and in Spain through CPA Spain. The Operations of Milton, Colwood, the HFT Group Companies and CPA Spain are collectively referred to herein as the "European Operations". GHB&M and Milton have been operating in the marketing and communications industry since April 1986 and August 1978, respectively. See the Company's consolidated financial statements contained elsewhere herein for additional financial information with respect to the U.S. Operations and the European Operations.

         In November 1997, the Company consummated an initial public offering (the "IPO"), pursuant to which the Company issued and sold an aggregate of 2,415,000 shares of its common stock, $.01 par value per share (the "Common Stock").

         The Company's principal executive offices are located at 100 Avenue of the Americas, New York, New York 10013. The Company's telephone number is (212) 966-7640.

         Services

         The Company provides a variety of communications and contract sales services to its clients ranging from the execution of a discrete marketing project to taking responsibility for a clients overall marketing message, which enables the Company to incorporate a wide variety of its services into one integrated marketing campaign. The Company seeks to develop brand loyalty and awareness for its clients at all stages of a product's life-cycle and approaches each project by carefully evaluating the product, the client's goals with respect to such product and industry and competitive considerations.

         Revenues from the Company's U.S. Operations are derived primarily from providing advertising and promotion, consulting and medical education services to its clients. In addition, the Company offers other communications services through its U.S. Operations to clients, including public relations, marketing research, publishing, interactive multimedia and database marketing services. In February 1998, the Company's U.S. Operations began offering contract sales services to its healthcare related clients. Revenues from the Company's European Operations are derived primarily from providing contract sales services and advertising and promotion services. As a result of the Company's acquisition of Colwood in July 1998, the Company's European Operations also began providing medical education services.

         Communications Services

         Advertising and Promotion. The Company's traditional advertising and promotion services include developing creative concepts to be used in advertising campaigns for pharmaceutical and other healthcare products and applying such creative concepts to the development and production of a wide variety of marketing and promotional materials, including: medical journal advertisements, direct mail materials, sales force brochures, hospital displays, convention exhibit panels, drug sample packages and reminder promotional items. Such campaigns are targeted almost exclusively to physicians, nurses and other healthcare providers as well as wholesale distributors. The Company also analyzes marketing research data, which is either developed by the Company (through various methods including focus group studies, telephone interview studies and mailings) or obtained from its clients and other third-party sources, to determine the most appropriate audience to target as well as the types of marketing and promotional materials to employ in a campaign.

         In response to the growth of direct-to-consumer marketing ("DTC") campaigns during the last five years, GHB&M expanded its advertising and promotion services to include DTC. The Company believes that GHB&M was one of the first firms to develop a DTC campaign for prescription drugs and has become an industry leader in developing such DTC campaigns based on the number of DTC assignments it has performed. Through a dedicated team engaged exclusively in developing DTC campaigns, the Company believes it offers more specialized and comprehensive services to its clients than firms which focus primarily on the promotion of consumer products, generally, or on non-DTC advertising and promotion of pharmaceutical products. In fiscal 1996, 1997 and 1998, the Company's revenues from DTC assignments represented 20%, 16% and 11%, respectively, of the Company's total revenues.


         The Company's U.S. Operations generated revenues from advertising and promotion services of approximately $9.6 million in fiscal 1996, $13.0 million in fiscal 1997 and $15.7 million in fiscal 1998, constituting 67%, 71% and 68%, respectively, of its U.S. Operations' consolidated revenues. The Company's European Operations generated revenues from advertising and promotion services of approximately $3.1 million in fiscal 1996, $3.4 million in fiscal 1997 and $5.8 million in fiscal 1998, constituting 31%, 20% and 14%, respectively, of the European Operations' consolidated revenues. The Company's total revenues from advertising and promotion services were approximately $12.7 million in fiscal 1996, $16.4 million in fiscal 1997 and $21.5 million in fiscal 1998, constituting 52%, 46% and 34%, respectively, of the Company's total revenues.

         Consulting. The Company's consulting services include strategic planning, new product development, clinical and regulatory affairs and health economics. Clients retain the Company to assist them in the development of strategic and business plans. Typically, the Company investigates and studies the results of clinical trials and marketing research studies to formulate a strategic direction for a client's products. The Company may recommend to its clients, among other things, conducting cost effectiveness clinical studies, extending patent life protection through line extensions, considering various approaches to dealing with the FDA and developing pricing strategies and specific clinical trials to support certain marketing objectives. The Company currently subcontracts clinical and regulatory affairs and health economics consulting services to independent companies specializing in such services. While the Company is currently considering expanding to provide such regulatory affairs and health economics consulting services "in-house", there can be no assurance that the Company will, in the future, expand into such services.

         The Company's U.S. Operations generated revenues from its consulting services of approximately $1.8 million in fiscal 1996, $2.8 million in fiscal 1997 and $3.5 million in fiscal 1998, constituting 13%, 15% and 15%, respectively, of the consolidated revenues of the Company's U.S. Operations, and 8%, 8% and 6%, respectively, of the Company's total revenues. The Company's European Operations currently do not provide consulting services.


         Medical Education. The Company develops medical education programs targeted primarily to healthcare providers that are tied closely to the strategy and marketing goals of its pharmaceutical and healthcare clients, including continuing medical education programs for which physicians obtain credit and are required to complete in order to maintain their licenses. In addition to planning, implementing and managing symposia, workshops and other conferences that commonly utilize a multi-disciplinary faculty to address the full spectrum of care on featured topics, the Company creates newsletters, articles, slide lecture kits and posters. The Company also assists pharmaceutical and other healthcare companies in developing, writing and placing journal articles and supplements; and offers specialized training programs which incorporate new training technologies that can be applied in selling pharmaceutical products to non-traditional purchasers, including managed care organizations and public health officials. The Company offers such services throughout a product's life-cycle, including prior to regulatory approval, in order to create awareness and generate interest among the healthcare community about such product prior to such approval.

         The Company's U.S. Operations generated revenues from its medical education services of approximately $1.4 million in fiscal 1996, $1.2 million in fiscal 1997 and $1.6 million in fiscal 1998, constituting 10%, 7% and 7%, respectively, of the consolidated revenues of the Company's U.S. Operations. The Company's European Operations, which began offering medical education services in July 1998 as a result of the Company's acquisition of Colwood, generated revenues from its medical education services of approximately $1.7 million in fiscal 1998, constituting 4% of the consolidated revenues of the Company's European Operations. The Company's total revenues from medical education services were approximately $1.4 million in fiscal 1996, $1.2 million in fiscal 1997 and $3.3 million in fiscal 1998, constituting 6%, 4% and 5%, respectively, of the Company's total revenues.

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

         Marketing Research. The Company develops and offers its clients specialized research programs to measure the "return on investment" ("ROI") of its DTC and other marketing programs. The ROI model utilized by the Company is a proprietary model based on a consumer products research methodology that has been adapted and modified for use with respect to prescription drugs. Through the use of its ROI model, the Company has established normative data that it will use as benchmarks for future ROI studies. The Company believes that data from such programming assists the Company and its clients in determining the most effective means of marketing a particular product.

         Publishing. The Company offers management publications to pharmaceutical companies as a marketing tool with respect to drugs used for long term therapy for chronic conditions or illnesses such as asthma, arthritis, ulcers, heart disease, diabetes and obesity. In addition, the Company believes that such patient management publications can be utilized by insurers and managed care companies as part of a disease specific patient management program designed to educate a patient as to his or her disease, including treatment options and lifestyle advice which may lead to an overall reduction in the cost of treatment and care.

         Interactive Multimedia. The Company may from time to time incorporate interactive multimedia and other new technologies into its programs and campaigns. The Company has utilized virtually all existing digital formats, including laser disc, kiosks, on-line and CD-ROM and owns an extensive archive of over 4,000 medical illustrations which it incorporates in such multimedia formats. The Company offers website design and updating, demographics targeting, statistical measurement and list analysis.

         Database Marketing. The Company employs database technology to develop and implement marketing campaigns that are targeted to specific audience profiles. The Company utilizes its own or its clients' databases as well as databases it leases from third parties (including the American Medical Association).

         Revenues from public relations, marketing research, publishing, interactive multimedia and database marketing services did not, in the aggregate, constitute more than 7% of the Company's total revenues in any fiscal year.

         Contract Sales Services

         The Company offers a flexible range of contract sales services which are delivered primarily through dedicated sales teams. The Company's contract sales teams form a network of trained professionals that provides clients with substantial flexibility in selecting the extent and costs of promoting products as well as the clients' level of involvement in managing the sales effort. Dedicated sales teams are comprised of sales representatives recruited by the Company, in accordance with client specifications, to conduct sales efforts for a particular client. Dedicated sales teams can be managed by the Company or can report directly to the client, depending on client preference.

         The Company believes that speed of recruitment, quality of training and management of sales representatives, supported by information technology, are key to providing clients with a sales force tailored to meet their geographic and scheduling needs. The Company's ability to assemble a sales team quickly is a product of combining the talents of experienced personnel for screening and interviewing candidates with the use of information technology to expedite recruitment. The Company believes that it can recruit a client-specific national sales force in as few as eight to twelve weeks, depending on the assignment. Sound hiring procedures, supplemented by the Company's internal training and development programs, help to ensure the quality of recruited personnel.

         Currently, the Company provides its contract sales services in the United States primarily to healthcare related companies and in the United Kingdom primarily to consumer product, utility and healthcare related companies. The Company hires sales personnel on a project-by-project basis, with the actual number of representatives retained contingent upon a particular assignment. As of December 31, 1998, the Company employed, either on a part-time or full-time basis, approximately 800 contract sales representatives. The Company began providing contract sales services to pharmaceutical and other healthcare product companies in the United Kingdom in May 1997 and in the United States in February 1998.

         In February 1998, the Company began offering contract sales services in the United States through Headcount LLC ("Headcount"), a limited liability company which is managed by two senior managers both of whom have prior experience in managing a contract sales organization dedicated specifically to the pharmaceutical industry. The Company owns 85% of the members' equity in Headcount and such senior managers own the remaining 15% of the members' equity. The Company and such senior managers have entered into an operating agreement with respect to, among other things, the business and management of Headcount and the transfer or other disposition of any members' equity in Headcount. The Company's contract sales operations in the United States currently focus, and will continue to focus, primarily on pharmaceutical and other healthcare products and services.

         The Company's European Operations generated revenues from its contract sales services of approximately $6.6 million in fiscal 1996, $13.3 million in fiscal 1997 and $32.6 million in fiscal 1998, constituting 67%, 78% and 81%, respectively, of the consolidated revenues of the Company's European Operations. The Company's U.S. Operations, which in prior years did not offer contract sales services, generated revenues from its contract sales services of approximately $795,000 in fiscal 1998, constituting 3% of the consolidated revenues of the Company's U.S. Operations. The Company's total revenues from contract sales services were approximately $6.6 million in fiscal 1996, $13.3 million in fiscal 1997 and $33.4 million in fiscal 1998, constituting 27%, 38% and 53%, respectively, of the Company's total revenues.

         Healthworld B.V.

         Healthworld B.V. is a world-wide network of licensed independent marketing and communications agencies which began operating in August 1993. Healthworld B.V. was organized as a Dutch corporation by the Company and two other founding licensees in response to the founders' belief that pharmaceutical and other healthcare companies will increasingly seek to retain marketing and communications companies with international reach and experience. Healthworld B.V. generally operates as a trade organization through which its licensed agencies provide business referrals to one another and, where appropriate, work with other licensed agencies with respect to projects which require expertise in other geographic markets. As such,

Healthworld B.V. does not generate revenues from operations and is funded solely by membership fees and royalty payments from its licensees. Healthworld B.V. enables its member agencies to utilize the creative talents of other member agencies that have expertise and knowledge of particular countries or geographic regions to develop consistent and integrated multinational campaigns for the clients of such member agencies.

         Healthworld B.V. currently consists of the Company, through GHB&M in the United States, Milton in the United Kingdom, the HFT Group Companies in France and CPA Spain in Spain, and other licensed independent marketing and communications agencies located in Canada, Colombia, Denmark, Finland, Germany, Holland, Hungary, Italy, Norway, Russia and Sweden. Member agencies are carefully selected based on, among other things, quality of work, local reputation, client base and certain other organizational and financial criteria. Each member agency has entered into a license agreement with Healthworld B.V. which provides, among other things, that such agency will perform services for the clients of any other member agency upon request by such other member agency. In addition, each such license agreement provides for the member agency to pay a royalty fee to Healthworld B.V. and permits such member agency to use certain of Healthworld's trademarks, including the "Healthworld" name, within its geographic market.

         The Company owns 87% of the capital stock of Healthworld B.V., and the remainder is owned by 6 other member agencies. Each agency that enters into a license agreement with Healthworld B.V. is given the opportunity to become a shareholder of Healthworld B.V. Healthworld B.V. is managed by a Board of Directors consisting of five members, and the Company is entitled to designate 3 members.

         Although to date, Healthworld B.V. has neither conducted significant operations nor contributed materially to the Company's operations, the Company believes that Healthworld B.V. has enabled the Company to attract additional clients based upon the Company's ability to offer more extensive global reach and expertise.

         Strategy

         The Company's strategy is to capitalize on continued growth in marketing and communications spending by pharmaceutical and other healthcare companies by (i) maintaining and enhancing its creative excellence and technical expertise, (ii) offering its clients a comprehensive range of integrated services, (iii) continuing to specialize in healthcare marketing and communications services, (iv) increasing its contract sales services, and (v) further expanding globally. The Company intends to implement its strategy through internal development and potential acquisitions.

         Maintain and Enhance Creative Excellence and Technical Expertise. The Company seeks to recruit the best available creative talent to maintain its creative excellence. The Company believes that its creative talent enables it to develop new ways to effectively promote its clients' products. The Company believes that it is an industry leader in the development of DTC campaigns for prescription drugs and in the development of marketing strategies and campaigns for "switching" a drug from prescription to over-the-counter (non-prescription) status based on the number of assignments the Company has performed in such respective areas. GHB&M, which has consistently been recognized in the industry as one of the top healthcare communications agencies, was named "Agency of the Year" in 1993 and 1996 by Med Ad News, a medical advertising and communications trade publication, based on a number of criteria, including creative marketing ability and account wins and losses, and was a finalist for such award in 1992 and 1994. The Company was recently named as a finalist for the 1999 Agency of the Year competition. GHB&M was also named "Most Creative Agency" by Med Ad News in 1995 and the Company was nominated as a finalist for such award in 1999, based on a poll of the presidents of the top 50 communications agencies. The Company maintains a high level of technological expertise and utilizes new interactive multimedia and other new technologies in its programs and campaigns.

         Offer a Comprehensive Range of Integrated Services. The Company believes that its clients are continuing to expand their sales and marketing efforts and require marketing and communications companies that can provide a comprehensive range of integrated services. The Company's communications services include advertising and promotion, consulting, medical education, public relations, publishing, interactive multimedia and database marketing services. The Company also provides contract sales and marketing research services. Through such diversification, the Company is able to provide a specific service or cross-sell multiple services to its clients within a fully integrated campaign. The Company believes that it will continue to realize significant benefits by capitalizing on available opportunities which may arise to increase the number of services it provides.

         Continued Specialization in Healthcare. The Company will continue to focus on providing its services primarily to pharmaceutical and other healthcare companies. The Company believes that its expertise in, and understanding of, the business, consumer, scientific, medical and regulatory issues relating to the healthcare industry are critical in developing the most effective marketing campaigns and strategies with respect to pharmaceutical and other healthcare products and services. The Company's staff includes physicians, pharmacists, biologists and other personnel with extensive experience in providing marketing and communications services to healthcare companies. The Company intends to continue to recruit experienced healthcare and scientific professionals to ensure that its knowledge base remains up to date.

         Expansion of Contract Sales Services. Companies are increasingly outsourcing certain marketing and sales services to contract sales organizations. Historically, the Company's contract sales organization operated only in the United Kingdom and provided its services primarily to consumer products, utility and other non-healthcare related companies. In May 1997, the Company began providing contract sales services to pharmaceutical and other healthcare companies in the United Kingdom in order to take advantage of the increased use by such companies of contract sales forces to market their products. In February 1998, the Company began offering contract sales services in the United States and such operations currently focus, and will continue to focus, primarily on pharmaceutical and other healthcare products. The Company believes that contract sales will enable it to complement its existing communications services in the United States with a flexible sales force designed to augment its clients' sales activities.

         The successful expansion of the Company's contract sales operations in the United Kingdom and in the United States will be dependent on a number of factors, including (i) its ability to effectively compete against the in-house sales departments of pharmaceutical companies and contract sales organizations specializing in pharmaceutical and other healthcare products, (ii) the hiring, training and retention of qualified management personnel, and (iii) the ability to integrate such contract sales operations into the Company's current structure. An inability to manage future growth, compete effectively or successfully integrate such contract sales operations could have a material adverse effect on the Company's business, financial condition or results of operations.

         Extend Global Reach. The Company believes that pharmaceutical and other healthcare companies will increasingly seek to retain marketing and communications companies with international reach and experience. The Company believes that it is well-positioned to address such future demand through its U.S. Operations, its European Operations and through Healthworld B.V., a world-wide network of licensed independent advertising agencies located in 11 other countries of which the Company is a founding licensee. Healthworld B.V. generally operates as a trade organization through which its licensed agencies provide business referrals to one another. In addition, Healthworld B.V. enables the Company and its other member agencies to utilize the creative talents of other member agencies that have expertise and knowledge of particular countries or geographic regions in order to develop consistent and integrated multinational campaigns for its clients. The Company currently intends to continue to expand the Healthworld B.V. network and will regularly evaluate opportunities to expand its business into new markets.

         Growth Through Acquisitions. In July 1998, the Company acquired all of the capital stock of Colwood, a United Kingdom medical education company, and 80% of the capital stock of the HFT Group Companies, a French healthcare communications agency, and, in October 1998, the Company acquired all of the capital stock of CPA Spain, a healthcare communications company located in Madrid, Spain. The Company intends to pursue further acquisitions of marketing and communications companies specializing in healthcare in its existing markets and elsewhere, including possibly acquiring additional Healthworld B.V. licensed independent agencies. Although the Company believes that opportunities for future acquisitions are currently available, due to considerable acquisitions and consolidations in the marketing and communications industry in recent years, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire, manage or successfully integrate acquired businesses without substantial costs, delays or operational or financial problems. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions. While the Company may be required to obtain additional financing to fund such future acquisitions, currently the Company does not have any current commitments or arrangements for additional financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.

         Clients

         The Company's communications clients are primarily pharmaceutical and other healthcare companies, including healthcare service providers and manufacturers of diagnostic equipment, medical equipment, medical devices and medical supplies. The Company currently provides its contract sales services in the United States to healthcare related companies and in the United Kingdom primarily to consumer products, utility and healthcare related companies. The Company's major clients include many of the world's largest pharmaceutical companies; and the Company has enjoyed long-standing relationships with many of such clients.

         The Company's revenues are highly dependent upon the advertising, sales and marketing expenditures of pharmaceutical and other healthcare companies and other non-healthcare clients. Generally, such clients are not bound to individual communications and contract sales companies, and any client of the Company could at any time in the future and for any reason, including a prolonged economic recession or regulatory problems with respect to a product, reduce its marketing budget, transfer its business to another agency or take in-house all or part of the business performed by the Company.

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

         For the 1996, 1997 and 1998 fiscal years, the five largest clients of the Company represented an aggregate of 52%, 46% and 43%, respectively, of the Company's total revenues. For the 1996, 1997 and 1998 fiscal years, American Home Products (through its Wyeth-Ayerst Laboratories and Whitehall Laboratories divisions) accounted for approximately 27%, 19% and 8%, respectively, of the Company's total revenues, and Sterling Gas Utility Company accounted for approximately 0%, 4% and 14%, respectively, of the Company's total revenues.

         Client conflicts of interest are inherent in the marketing and communications industry, particularly with respect to pharmaceutical and other healthcare clients for whom the Company performs services, due to the proprietary nature of such clients' products. The Company's ability to compete for new clients and assignments is limited by the Company's general practice, and the practice followed by many of the Company's competitors, of not representing competing products simultaneously. In addition, the Company is often contractually precluded from representing a competing product. As a result, the Company may not be retained by existing, new or potential clients with respect to certain products if the Company provides marketing or communications services with respect to competing products.

         Intellectual Property

         In 1997, the Company entered into a 50-year license agreement (the "License Agreement") with Healthworld B.V. pursuant to which Healthworld B.V. granted the Company rights to use the "Healthworld" and "Healthworld Communications" trademarks, the tradename

"Healthworld" and the Healthworld logo, for $1.00 per year. Under the License Agreement, Healthworld B.V. must obtain the Company's prior written consent before further licensing such licensed property. Healthworld B.V. has trademarks registered with the United States Patent and Trademark Office for the words "Healthworld" and "Healthworld Communications" which expire in March 2004 and for the Healthworld name together with its logo which expires in May 2005. Healthworld B.V. also has trademarks registered or applications for such registrations pending for the tradename "Healthworld" and the Healthworld logo in the United Kingdom and in each of the other countries in which licensed Healthworld B.V. agencies are located, as well as several other countries. The Company considers all United States and European trademarks to be material to its operations.

         Competition

         The healthcare communications and contract sales industries throughout the United States and Europe are highly competitive. The Company competes with many other marketing, communications and contract sales firms, including international and regional full-service and specialty firms. Consolidation within the pharmaceutical and healthcare industries as well as a trend by pharmaceutical and healthcare companies to limit outsourcing of sales, marketing and communications services to fewer organizations has heightened the competition among such service providers. In addition, many of the larger consumer product marketing and communications companies have acquired specialty healthcare marketing and communications companies, which themselves have been increasingly consolidating in recent years. For instance, each of Bozell, Jacobs, Kenyon & Eckhardt, Grey Advertising, Interpublic Group, Omnicom Group Inc., Saatchi & Saatchi Advertising Affiliates Holdings, Inc. and Young & Rubicam Inc. has one or more divisions specializing in healthcare marketing and communications. Many of these companies have substantially greater financial resources, personnel and facilities than the Company. If the trend toward consolidation continues, the Company may face greater competition for its clients and for acquisition candidates. Although the Company believes it is able to compete on the basis of the quality of its creative product, service, reputation and personal relationships with clients, there can be no assurance that the Company will be able to maintain its competitive position in the industry.

         With respect to contract sales services provided to consumer products and utility companies in the United Kingdom, the Company currently competes against in-house sales departments of such companies and contract sales organizations operating in the United Kingdom, many of which are larger and have substantially greater financial resources. With respect to contract sales services targeted to pharmaceutical and medical devices, the Company currently competes in the United Kingdom and the United States against the in-house sales departments of pharmaceutical companies and local contract sales organizations specializing in pharmaceutical and medical device products. The primary competitive factor affecting contract sales and marketing services is the ability to quickly assemble, train and manage large qualified sales forces to handle broad scale sales campaigns. The Company believes that it competes favorably in these areas in the United Kingdom with respect to its non-healthcare related contract sales services. However, with respect to healthcare related contract sales services, there can be no assurance that the Company will compete favorably in these areas in the United Kingdom or in the United States.

         While there are relatively low barriers to entry into the marketing and communications industry as a whole, the Company believes that its specific expertise with respect to the pharmaceutical and healthcare industry distinguishes it from prospective competitors attempting to develop healthcare communications businesses. Notwithstanding the Company's expertise, it expects that it will face additional competition from new entrants into the industry in the future. There can be no assurance that existing or future competitors will not develop or offer marketing communications services and products that provide significant performance, creative, technical or other advantages over those offered by the Company.

         Government Regulation

         While there are no laws that specifically regulate the healthcare communications industry, the healthcare and pharmaceutical industries are generally subject to a high degree of government regulation, and the trend is toward regulation of increasing stringency. Federal, state, local and foreign laws and regulations affect the permissible form, content and timing of marketing activities involving pharmaceutical and other healthcare products. Some of these laws relate to general considerations such as truthfulness, comparative advertising and the relative responsibilities of clients and advertising firms. Other laws, such as the Food, Drug and Cosmetics Act and the anti-fraud and abuse laws and regulations affecting the Medicare, Medicaid and other governmental healthcare programs, regulate the form, content and/or timing of marketing activities involving pharmaceutical and other healthcare products, including the permissible activities the Company may undertake to develop markets for its clients' products. The Company has implemented a rigorous review process, emphasizing the importance of compliance with regulatory matters. In addition, the Company's clients generally follow a rigorous internal review process.

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect pharmaceutical and other healthcare companies, particularly with respect to spending by such companies on marketing and communications services to promote their products. Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical and other healthcare product companies. Implementation of government healthcare reform may adversely affect marketing expenditures by pharmaceutical and other healthcare companies which could decrease the business opportunities available to the Company. Management is unable to predict the likelihood of healthcare reform legislation being enacted or the effects such legislation would have on the Company. In addition, the success of the Company's growth strategy depends on its ability to take advantage of certain industry trends, including continued increases in overall spending levels by pharmaceutical and other healthcare companies for marketing and communications services. Such growth in spending levels has evolved rapidly in recent years, and the Company is unable to predict whether such growth in spending will continue at present levels or at all. The Company's results of operations could be materially adversely affected in the event the Company is unable to respond effectively to the enactment of healthcare reform legislation or changing industry trends which may affect future spending levels by pharmaceutical and other healthcare companies for marketing and communications services.

         Employees

         As of December 31, 1998, the Company employed 1,126 employees on a full-time and part-time basis. The Company's U.S. Operations employed 173 employees of which 38 were part-time. The part-time employees worked primarily in contract sales. The Company's European Operations employed 953 employees of which 260 were part-time. Approximately 770 of the 953 employees were involved in contract sales. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good. The Company's success depends, in large part, upon its ability to attract, develop, motivate and retain highly skilled creative and technical employees, of which there can be no assurance.


Item 2.  PROPERTIES.

         The Company maintains corporate headquarters in New York City in a leased facility which occupies approximately 44,600 square feet of office space. The lease for such office space is due to expire on December 31, 2009 and has escalating rent currently at the base rate of $750,000 per annum which will increase to $970,000 per annum from December 2003 through the expiration of the lease. In October 1998, the Company entered into a lease for an additional 22,000 square feet of office space in the building where it maintains its corporate headquarters. Currently this space is being sublet to an unaffiliated tenant for a two-year period expiring in September 2000. Any amounts in excess of the Company's rental payments received from the sublessee are remitted to the rental agent.

         The Company leases approximately 18,000 square feet of office space in various locations in the United Kingdom, of which 2,800 square feet are currently sublet to third parties. The aggregate annual base rent for all of the Company's United Kingdom facilities is approximately $386,000. The Company owns approximately 5,300 square feet of office space in the United Kingdom obtained as a result of the Colwood acquisition in July 1998.

         The Company leases approximately 2,400 square feet of office space in Madrid, Spain. The aggregate annual base rent for all of the Company's Spain locations is approximately $40,000.

         The Company leases approximately 7,104 square feet of office space in France. The aggregate annual base rent for all of the Company's France locations is approximately $115,000.

         The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space would be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

Item 3.  LEGAL PROCEEDINGS.

         The Company is a party in various lawsuits incidental to its business operations. In the opinion of the Company, none of such litigation in which it is currently a party will have a material adverse effect on the Company's financial condition or its operations as a result of an unfavorable outcome.

         The Company, as part of its business, develops marketing and communications campaigns and materials for, and provides contract sales services with respect to, pharmaceutical and other healthcare products, including newly developed drugs. As a result, the Company may, in the future, be subject to certain types of litigation, including claims arising from false or misleading statements made with respect to the use or efficacy of such pharmaceutical and healthcare products or, in limited circumstances, product liability claims. Certain of the Company's contracts with its clients provide for the client to indemnify the Company against such liabilities. In addition, the Company maintains liability insurance, although there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims. In certain limited circumstances, however, the Company is obligated to indemnify its clients with respect to such claims and liabilities. The Company could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim outside the scope of, or in excess of, a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations. Even if any such claim was without merit, defending against such claim could result in adverse publicity and diversion of management's time and attention and could have a material adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On December 4, 1997, the Company completed its IPO, pursuant to which it issued and sold an aggregate of 2,415,000 shares of Common Stock. The Common Stock has been listed for quotation on The Nasdaq National Market under the symbol "HWLD" since November 21, 1997, the date that the Company's Registration Statement on Form S-1 relating to the IPO was declared effective by the Securities and Exchange Commission. As of March 16, 1999, there were approximately 24 holders of record of the Common Stock. The Company believes that as of March 16, 1999, there were approximately 910 beneficial owners of the Common Stock.

         The following table sets forth the range of high and low sales prices for the Company's Common Stock for the periods indicated:

                                  1998                          1997
                        --------------------------    --------------------------
                               Sales Price                   Sales Price
                        --------------------------    --------------------------
   Quarter Ended           High          Low             High          Low
   ------------------   ------------ -------------    ------------ -------------

   March 31              $    19.38     $    9.75              --            --
   June 30                    19.00         12.00              --            --
   September 31               17.50         12.13              --            --
   December 31                15.63         10.25       $   12.75     $    9.00



         Dividends

         Prior to the consummation of the Consolidation on November 12, 1997, the companies comprising GHB&M (other than Syberactive, Inc. ("Syberactive"), which was always treated as a C corporation) elected to be treated as S corporations whereby income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns. As a result of the consummation of the Consolidation, the status of each of the companies comprising GHB&M (other than Syberactive) as S corporations terminated and each of the companies comprising GHB&M became subject to federal and state income taxes at applicable corporate rates.

         In connection with the termination of the status of each of the companies comprising GHB&M (other than Syberactive) as S corporations, GHB&M entered into an agreement under which, prior to the consummation of the Consolidation, GHB&M sold approximately $2.6 million of its accounts receivable to an unaffiliated financial institution at a discount rate equal to 2% of the gross face amount of the accounts receivable sold (the "Accounts Receivable Sale"). Immediately prior to the consummation of the Consolidation, GHB&M made distributions (the "S corporation Distributions") to its stockholders of $3.7 million in the aggregate from existing cash balances for the payment by such stockholders of taxes due on GHB&M's estimated 1997 S corporation earnings through the date of the Consolidation (including taxable earnings arising from the Accounts Receivable Sale).

         Healthworld has never declared or paid a dividend on its Common Stock. The companies comprising GHB&M, as S corporations (other than Syberactive, which has always been treated as a C corporation), made cash distributions to the stockholders of GHB&M of an aggregate of $1.5 million in fiscal 1996, $498,000 in fiscal 1997 and, immediately prior to the consummation of the Consolidation on November 12, 1997, made the S corporation Distributions of approximately $3.7 million. The companies comprising Milton paid no cash dividends on their common stock to the stockholders of Milton in fiscal 1996 and an aggregate of $160,000 in fiscal 1997.

         The Company intends to retain all future earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, financial requirements and such other factors as the Board of Directors deems relevant.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data as of and for the years ended December 31, 1996, 1997 and 1998 have been derived from the Company's audited Consolidated Financial Statements which are included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected consolidated financial data as of and for the year ended December 31, 1994 and as of December 31, 1995 have been derived from the Company's audited Consolidated Financial Statements not included herein.

                                                                         Year Ended December 31,
                                                        -----------------------------------------------------------
                                                                 (In thousands, except per share data)
                                                          1994        1995         1996         1997         1998
                                                        -------      -------     --------      -------      -------

Statement of Income Data:
Revenues......................................          $13,081      $16,767      $24,209      $35,292      $63,677
                                                        -------      -------     --------      -------      -------
Operating expenses
     Salaries and related costs...............            7,890        9,857       15,733       24,186       47,296
     Other operating expenses.................            3,385        4,015        4,581        5,427        8,450
     Depreciation and amortization............              328          410          627          849        1,129
                                                        -------      -------     --------      -------      -------
                                                         11,603       14,282       20,941       30,462       56,875
                                                        -------      -------     --------      -------      -------

Income from operations........................            1,478        2,485        3,268        4,830        6,802
Interest (expense) income, net................              (14)          (2)         (69)          86          642
                                                        -------      -------     --------      -------      -------
Income before provision for income taxes and
     minority interests.......................            1,464        2,483        3,199        4,916        7,444
Provision for income taxes....................              136          283          524          719        2,976
Minority interests in net earnings of subsidiary             39           68          124          192           42
                                                        -------      -------     --------      -------      -------
Net income....................................          $ 1,289      $ 2,132     $  2,551      $ 4,005      $ 4,426
                                                        =======      =======     ========      =======      =======

Pro forma information (1) :
     Net income...............................          $1,289      $2,132         $2,551       $4,005      $ 4,426
     Pro forma adjustment for income
         taxes................................             477         755            781        1,304          ---
                                                       -------      ------         ------       ------      -------
     Pro forma net income.....................         $   812      $1,377         $1,770       $2,701        4,426
                                                       =======      ======         ======       ======      =======

Pro forma per share information (1):
    Net income per common share:
         Basic................................            $0.17        $0.29        $0.37        $0.54        $0.60
                                                          =====        =====        =====        =====        =====
         Diluted..............................            $0.17        $0.29        $0.37        $0.54        $0.58
                                                          =====        =====        =====        =====        =====

Net income per share information:
    Net income per common share:
         Basic................................         $   0.27     $   0.45     $   0.54     $   0.80     $   0.60
                                                       ========     ========     ========     ========     ========
         Diluted..............................         $   0.27     $   0.45     $   0.54     $   0.79     $   0.58
                                                       ========     ========     ========     ========     ========

Common shares used in computing
    per share amounts:
         Basic................................            4,741        4,741        4,741        5,037        7,415
                                                          =====        =====        =====        =====        =====
         Diluted..............................            4,741        4,741        4,741        5,047        7,592
                                                          =====        =====        =====        =====        =====

                                                                           As of December 31,
                                                     ---------------------------------------------------------------
                                                                             (In thousands)
                                                       1994          1995         1996         1997          1998
                                                       ----          ----         ----         ----          ----
Balance Sheet Data:
Working capital...............................         $ 2,391      $ 3,904      $ 4,132      $18,953       $ 9,534
Total assets..................................          13,913       16,688       20,536       41,809        50,871
Long-term debt, including current portion.....             733        1,223        1,419        1,156           384
Stockholders' equity..........................           3,880        5,235        6,372       24,766        29,201

----------

(1) Gives pro forma effect to C corporation taxation for GHB&M for the years ended December 31, 1994, 1995, 1996 and 1997

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing elsewhere herein.

         Introduction

         Healthworld was incorporated in Delaware on September 12, 1996 and conducted no operations prior to the consummation of the Consolidation on November 12, 1997. Healthworld is a holding company whose principal assets are the common stock of GHB&M, Milton, the HFT Group Companies, Colwood, and CPA Spain. Healthworld entered into separate Agreements and Plans of Organization (the "Consolidation Agreements") in October 1997 with the stockholders of GHB&M and Milton and, pursuant thereto, acquired GHB&M and Milton on November 12, 1997. As a result of the Consolidation, all of the shares of GHB&M and Milton (including the minority interests in the subsidiaries of Milton) were acquired by Healthworld, and GHB&M and Milton became wholly-owned subsidiaries of Healthworld.

         The Consolidation has been accounted for as a pooling of interests, which method of accounting assumes that GHB&M and Milton have been combined from inception and restates the historical financial statements for the periods prior to the consummation of the Consolidation as though GHB&M and Milton had been combined from inception. The acquisition by Healthworld of the minority interests in certain of the subsidiaries comprising Milton occurred simultaneously with the acquisition by Healthworld of GHB&M and Milton Marketing Group Limited, and has been accounted for under the purchase method of accounting.

         In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent SA, a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL and Katchina Productions SARL, each a French company. In addition, in July 1998, the Company acquired all of the capital stock of Colwood, a United Kingdom medical education company. Subsequently, in October 1998, the Company acquired all of the capital stock of CPA Spain, a healthcare communications agency located in Madrid, Spain. The 1998 Acquisitions have been accounted for using the purchase method of accounting, whereby the excess purchase price over the fair value of the respective net assets acquired is recorded as goodwill.

         General

         The Company offers its clients a comprehensive range of integrated services throughout a product's life-cycle, from the development stage (pre-regulatory approval) to product launch and continuing through the post-launch stage and, if applicable, such product's switch from prescription to over-the-counter status. The Company derives its revenues from fees generated from providing communications and contract sales services to its clients.

         The Company has provided contract sales services since January 1994. Historically, the Company's contract sales organization operated only in the United Kingdom and provided its services primarily to consumer products companies, utilities and other non-healthcare related companies. In May 1997, the Company began providing contract sales services to pharmaceutical and other healthcare companies in order to take advantage of the increased use by such companies in the United Kingdom of contract sales forces to market their products. In February 1998, the Company began offering contract sales services in the United States, and such operations currently focus, and will continue to focus, primarily on pharmaceutical and other healthcare products.

         Historically, the Company's results of operations have been subject to quarterly fluctuations. Generally, the Company's revenues and profits have been lowest in the first quarter and highest in the fourth quarter. The Company's quarterly revenue trends result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major projects and industry billing practices which are tied to clients' annual marketing budgets, while the Company's communications services expenses generally remain constant throughout the year. The Company's quarterly results may fluctuate as a result of such factors and a number of additional factors, including delays or costs associated with acquisitions, government regulatory initiatives and general conditions in the healthcare industry. The Company believes that because of such fluctuations, quarterly comparisons of its financial results cannot be relied upon as an indication of future performance.

         Milton and Colwood operate only in the United Kingdom, the HFT Group Companies operate only in France, and CPA Spain operates only in Spain. As a result, the Company is susceptible to foreign exchange rate fluctuations between the British Pound Sterling, the French Franc and the Spanish Peseta, respectively, and the U.S. Dollar. The Company's financial statements are denominated in U.S. Dollars, and accordingly, changes in the exchange rate between the British Pound Sterling, the French Franc and the Spanish Peseta against the U.S. Dollar will affect the translation of the European Operations' financial results into U.S. Dollars for purposes of reporting the Company's consolidated financial results.

         Results of Operations

         The following table sets forth certain total income statement data of the Company expressed as a percentage of revenues for the periods indicated.


                                                                         Year Ended December 31,
                                                              -------------------------------------------
                                                                   1996           1997            1998
                                                              -----------     -----------     -----------
         Statement of Income Data:
         Revenues ....................................              100.0%          100.0%          100.0%
          Operating expenses
               Salaries and related costs ............               65.0            68.5            74.3
               General and office expenses ...........               18.9            15.4            13.3
               Depreciation and amortization .........                2.6             2.4             1.7
                                                              -----------     -----------     -----------
                                                                     86.5            86.3            89.3

          Income from operations .....................               13.5            13.7            10.7
          Interest (expense) income, net .............               (0.3)            0.2             1.0
                                                              -----------     -----------     -----------
          Income before provision for income taxes
               and minority interests ................               13.2            13.9            11.7
          Provision for income taxes .................                2.2             2.0             4.6
          Minority interests in net earnings of
               subsidiary ............................                0.5             0.6             0.1
                                                              -----------     -----------     -----------
         Net income ..................................               10.5%           11.3%           7.0%
                                                              ===========     ===========     ===========

         Pro forma information:
              Income before provisions for income
                 taxes and minority interests ........               13.2%           13.9%
              Pro forma provision for income taxes                    5.4             5.6
              Minority interests in net earnings of
                 subsidiaries.........................                0.5             0.6
                                                              -----------     -----------
              Pro forma net income...................                 7.3%            7.7%
                                                              ===========     ===========

 ---------

*Percentages may not correspond to financial statements due to rounding.

Fiscal 1998 Compared to Fiscal 1997

         Revenues

                  Revenues for 1998 were $63.7 million, an increase of $28.4 million, or 80.4%, from $35.3 million for 1997. Contract sales revenues increased to $33.5 million, an increase of 150.9% from $13.3 million in 1997. This was attributable to the growth of the contract sales operation in the United Kingdom, which resulted primarily from additional field marketing business from existing clients. Communications revenues for 1998 increased to $30.2 million, an increase of 37.7% from $22.0 million for 1997. Of such increase, approximately $3.8 million was attributable to revenues derived as a result of business generated by the 1998 Acquisitions in 1998. The remaining increase was primarily attributable to the growth of the Company's United States advertising and promotion services, which resulted from continued growth out of existing client relationships as well as assignments from new clients.

         Salaries and Related Costs

                  Salaries and related costs for 1998 were $47.3 million, an increase of $23.1 million, or 95.6%, from $24.2 million for 1997. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was attributable to (i) approximately $16.0 million of additional salaries and related costs commensurate with the growth of the Company's U.K. and U.S. contract sales operations, (ii) approximately $2.8 million relating to the additional support staff hired to handle the increased level of contract sales business activity in the U.K., and salaries related to the start-up of the U.S. contract sales division, (iii) approximately $2.2 million related to the growth of the Company's U.S. communications business, and
(iv) approximately $1.9 million related to staffing costs incurred in connection with the 1998 Acquisitions. Salaries and related costs represented 74.3% of revenues in 1998, compared to 68.5% in 1997. Such increase, as a percentage of revenues, was primarily attributable to the growth of the Company's U.K. contract sales operations and the corresponding increase in labor costs and increased staffing costs for such operations. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

         General and Office Expenses

                  General and office expenses for 1998 were $8.5 million, an increase of $3.0 million or 55.7%, from $5.4 million for 1997. General and office expenses primarily include occupancy and related costs, client development and other related administrative costs. Such increase was attributable to (i) increased business development costs and start-up costs for the U.S. contract sales division of approximately $1.2 million, (ii) $470,000 of write-off costs associated with the loss of Ionica, a large U.K. contract sales client (this client filed for receivership, the United Kingdom equivalent of bankruptcy in the United States, in 1998), (iii) increased occupancy and occupancy related costs of approximately $360,000, (iv) increased professional and other related costs of approximately $289,000, partially attributable to costs associated with the transition of the Company from a private company to a public company and (v) $693,000 of additional costs as a result of the 1998 Acquisitions. General and office expenses represented 13.3% of revenues in 1998, compared to 15.4% of revenues in 1997. The decrease in general and office expenses, as a percentage of revenues, was primarily attributable to general and office expenses generally being fixed relative to increases in the Company's revenues.

         Depreciation and Amortization

                  Depreciation and amortization for 1998 was $1.1 million, an increase of $280,000 or 33.0% from $849,000 for 1997. The increase was primarily attributable to additional amortization expenses related to the 1998 Acquisitions, which were accounted for under the purchase method of accounting. Depreciation and amortization represented 1.8% of revenues for 1998, compared to 2.4% for 1997.

         Income From Operations

                  Income from operations for 1998 was $6.8 million, an increase of $2.0 million, or 40.8%, from $4.8 million for 1997. Income from operations represented 10.7% of revenues for 1998, compared to 13.7% for 1997, the decrease being attributable to (i) start-up costs for the U.S. and U.K. medical contract sales businesses, (ii) $470,000 of write-off costs associated with the loss of Ionica, a large U.K. contract sales client, and (iii) the sharp increase in the Company's U.K. contract sales revenues, the profit margins of which are generally lower than those of the communications segment.

         Interest (Expense) Income, Net

                  Interest (expense) income, net for 1998 was $642,000, an increase of $556,000 from $86,000 for 1997, resulting primarily from higher cash and cash equivalents balances for 1998 primarily attributable to the receipt of the net proceeds from the Company's IPO, which resulted in net offering proceeds of $16.4 million (net of related expenses). The IPO was consummated in November 1997.

         Provision for Income Taxes

                  The provision for income taxes for 1998 was $3.0 million, an increase of $2.3 million from $719,000 for 1997. Such increase was primarily attributable to the Company being taxed as a C corporation for 1998. Through the date of the Consolidation, certain of the companies comprising GHB&M were treated as S corporations, pursuant to which income or loss of each of such companies was allocated to its stockholders by inclusion in their respective individual income tax returns.

         Net Income

                  Net income for 1998 was $4.4 million, an increase of $421,000, or 10.5%, from $4.0 million for 1997. Net income represented 7.0% of revenues for 1998 compared to 11.3% for 1997. Net income on a pro forma basis for 1997 was 7.7% of revenues.

Fiscal 1997 Compared to Fiscal 1996

         Revenues

                  Revenues for 1997 were $35.3 million, an increase of $11.1 million, or 45.8%, from $24.2 million for 1996. Of such increase, (i) $6.7 million was attributable to the growth of the Company's contract sales operations, of which $3.3 million was attributable to business from new clients and $3.4 million was attributable to net new projects from existing clients and
(ii) $3.3 million and $984,000 was attributable to revenues from advertising and promotion and consulting services, respectively, of which approximately $1.0 million was attributable to business from new clients and the remaining amount resulted primarily from new projects from existing clients.

         Salaries and Related Costs

                  Salaries and related costs for 1997 were $24.2 million, an increase of $8.5 million, or 53.7%, from $15.7 million for 1996. Such increase was primarily attributable to (i) $4.9 million of additional labor and other direct costs related to the Company's contract sales operations, and $700,000 relating to additional management staff for increased contract sales operations,
(ii) $1.3 million relating to additional staff hired to support the increased level of business activity in the United States and (iii) $800,000 relating to staffing costs in the United Kingdom incurred in anticipation of increased business activity in advertising and promotion and public relations which did not occur in the period. Salaries and related costs represented 68.5% of revenues in 1997 compared to 65.0% in 1996. Such increase, as a percentage of revenues, was primarily attributable to the growth of the Company's contract sales operations and the corresponding increase in labor costs of such operations, and increases in salaries and other costs. Generally, labor costs associated with contract sales operations are greater as a percentage of corresponding revenues than those for the Company's other services.

         General and Office Expenses

                  General and office expenses for 1997 were $5.4 million, an increase of $846,000, or 18.5%, from $4.6 million for 1996. Such increase was primarily attributable to (i) additional rent and occupancy costs of $500,000 primarily related to expanded office space in the United Kingdom and (ii) increased costs of $300,000 primarily related to increased business development costs, and the growth of the Company's contract sales operations. General and office expenses represented 15.4% of revenues in 1997, compared to 18.9% in 1996. The decrease in other operating expenses, as a percentage of revenues, was primarily attributable to such expenses generally being fixed relative to increases in the Company's revenues.

         Depreciation and Amortization

                  Depreciation and amortization for 1997 was $849,000, an increase of $222,000, or 35.4%, from $627,000 for 1996. Depreciation and amortization represented 2.4% of revenues in 1997, compared to 2.6% in 1996.

         Income from Operations

                  Income from operations for 1997 was $4.8 million, an increase of $1.6 million, or 47.8%, from $3.3 million for 1996. Income from operations represented 13.7% of revenues in 1997, compared to 13.5% in 1996.

         Interest (Expense) Income, Net

                  Interest (expense) income, net for 1997 was $86,000, an increase of $155,000 from ($69,000) for 1996, resulting primarily from higher cash and cash equivalents balances for 1997 primarily attributable to the receipt of $16.4 million of net proceeds (net of related expenses) from the Company's IPO. The IPO was consummated in November 1997.

         Provision for Income Taxes

                  The provision for income taxes fluctuated in 1996, 1997 and 1998 primarily as a result of the dollar amount of income before provision for income taxes. It should be noted that the low effective income tax rate in 1996 and 1997 is primarily the result of the Company's U.S. subsidiaries being treated as S Corporations rather than C Corporations for the period up until November 12, 1997.

         Net Income

                  Net income for 1997 was $4.0 million, an increase of $1.5 million, or 57.0%, from $2.6 million for 1996. Net income represented 11.3% of revenues for 1998 compared to 10.5% for 1996.

Liquidity and Capital Resources

                  In November 1997, the Company consummated its IPO, pursuant to which the Company issued and sold an aggregate of 2,415,000 shares of Common Stock (including 315,000 shares issued and sold in December 1997 pursuant to the exercise by the underwriters of an over-allotment option) at a per share price of $9.00. The net proceeds received by the Company in the IPO were $16.4 million, after deducting underwriting discounts and commissions, an underwriters' non-accountable expense allowance and other expenses payable by the Company in connection with the IPO.

                  During fiscal 1998, cash provided by operations was approximately $4.5 million, and primarily consisted of net income for the period of approximately $4.4 million, non-cash charges of approximately $1.5 million, an increase in advance billings of $851,000 and an increase in accounts payable of $490,000. This was partially offset by an increase in accounts receivable of approximately $2.0 million and an increase in unbilled production charges of approximately $1.3 million. Cash used in investing activities was approximately $14.7 million and was attributable to (i) approximately $12.3 million in cash spent acquiring new businesses, net of cash received in such acquisitions, (ii) approximately $1.6 million increase in restricted cash primarily related to amounts placed in an interest-bearing escrow account to be used for potential, future earn-out payments related to the acquisition of Colwood and (iii) capital expenditures, net of approximately $970,000. Cash used in financing activities was approximately $1.5 million and consisted of repayments of bank loans and a line of credit of approximately $1.3 million, and capital lease payments of $135,000.

                  The Company's working capital was approximately $9.5 million at December 31, 1998, compared to approximately $19.0 million at December 31, 1997. The decrease in working capital at December 31, 1998, as compared to December 31, 1997, was primarily attributable to the initial cash payments and related expenses for the 1998 Acquisitions partially offset by cash provided by operations of $4.5 million.

                  The Company maintains relationships with a number of banks in the United States and Europe which have extended various secured and unsecured, uncommitted and committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1998, the Company had a $3.5 million secured, uncommitted line of credit in the United States expiring June 30, 1999 (currently being renegotiated), and secured and unsecured, committed lines of credit and overdraft facilities outside of the United States in an aggregate amount of approximately $1.9 million. The Company presently has no amounts outstanding to date under such lines of credit or overdraft facilities.


                  In July 1998, the Company acquired the HFT Group Companies, a French healthcare communications agency. The Company's initial cash purchase price was 20.3 million French Francs (approximately US$3.4 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential, future earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon a multiple of operating income of the HFT Group Companies and the seller's option to sell and the

Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed 48.0 million French Francs (approximately US$8.1 million).

                  In July 1998, the Company acquired all of the capital stock of Colwood, a United Kingdom medical education company. The Company's initial cash purchase price was (pound)4.5 million (approximately US$7.5 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential, future earn-out payments to take place in April 2000 and August 2001 based upon Colwood achieving certain targeted operating profits, are not to exceed approximately (pound)8.0 million (approximately US$13.3 million).

                  Pursuant to the acquisition agreement with respect to the Colwood transaction, the Company deposited an amount equal to (pound)1.0 million (approximately US$1.7 million) in an interest-bearing escrow account to be applied towards the potential, future earn-out payments to be made in April 2000 and August 2001, and may be required to deposit into such escrow account additional amounts based on net operating profits to be applied towards such potential, future earn-out payments. Accordingly, such committed amounts will not be available for working capital purposes.

                  In October 1998, the Company acquired all of the capital stock of CPA Spain, a healthcare communications agency located in Madrid, Spain. The Company's initial cash purchase price was approximately 261 million Spanish Pesetas (approximately US$1.9 million) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential, future earn-out payments to take place in April 2000 and April 2003 based upon CPA Spain achieving certain targeted operating profits, are not to exceed approximately 710 million Spanish Pesetas (approximately US$5.1 million).

                  In fiscal 1998, the Company spent approximately $970,000 for capital expenditures, primarily related to the European Operations. The Company anticipates that capital expenditures for the 1999 fiscal year will total approximately $1.0 million. Such expenditures will primarily include spending associated with the expansion of the Company's New York offices and the acquisition of additional office furniture and computer equipment for the Company's U.S. and U.K. offices.

                  In connection with the Consolidation, the Company will pay to one of Milton's former minority stockholders no later than July 31, 1999 an amount in cash up to approximately $320,000 based on the profits earned by PDM Communications Limited.

                  Management believes that cash generated from the Company's operations and available to the Company under various lines of credit are adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

                  Inflation did not have a significant impact upon the results of the Company during fiscal 1996, 1997 or 1998.

Impact of Year 2000

                  The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers, customers or other third parties with whom it transacts business (including banks and governmental agencies), have not resolved the Year 2000 issue in a timely manner.

                  The Company's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger, accounts receivable and accounts payable systems, and word processing, database and graphic design systems. The Company is not dependent on large legacy systems, and the Company believes that it could replace any of its software or systems, if necessary, quickly and at reasonable expense.

                  The Company has completed its internal review with respect to Year 2000 issues. The Company does not believe Year 2000 issues, within its internal information systems, will have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its internal computer systems used in its U.S. Operations and France are currently Year 2000 compliant, and that those used in its United Kingdom and Spanish operations, to the extent not already Year 2000 compliant, will be made Year 2000 compliant by June 1999.

                  The Company has completed its review of the Year 2000 readiness of its clients and vendors in the United States and France and believes, based upon such review, that such parties should not cause a material disruption in the Company's business due to Year 2000 issues. The Company is currently working with critical third parties in the United Kingdom and Spain to determine the impact of Year 2000 issues on the various third party businesses and operations in the United Kingdom and Spain and the collateral impact, if any, on the business and operations of the Company and the plans to address Year 2000 issues where third party systems interface with the Company's systems.

                  To date, the cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity in 1999. The Company is not aware, at this time, of any Year 2000 non-compliance that will materially affect the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         The Company, as a result of doing business outside of the United States, is susceptible to foreign exchange rate fluctuations. Milton and Colwood operate only in the United Kingdom, the HFT Group Companies operate only in France, and CPA Spain operates only in Spain. As a result, the Company is susceptible to rate fluctuations between the British Pound Sterling, the French Franc and the Spanish Peseta, respectively, and the U.S. Dollar. The Company's financial statements are denominated in U.S. Dollars, and accordingly, changes in the exchange rate between the British Pound Sterling, the French Franc and the Spanish Peseta against the U.S. Dollar will affect the translation of the European Operations' financial results into U.S. Dollars for purposes of reporting the Company's consolidated financial results. The Company does not utilize derivative financial instruments to hedge against changes in foreign exchange rates or for any other purpose.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial information is included on the pages indicated:

         Report of Independent Public Accountants.............................30
         Consolidated Balance Sheets..........................................31
         Consolidated Statements of Income....................................32
         Consolidated Statements of Stockholders' Equity......................33
         Consolidated Statements of Cash Flows................................34
         Notes to Consolidated Financial Statements...........................35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Healthworld Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Healthworld Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1998 (Note 3), and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthworld Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP

Melville, New York
February 17, 1999

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           December 31,
                                                                        ----------------------------------------------------
                                                                                 1997                        1998
                                                                        ------------------------    ------------------------

                                ASSETS

Current Assets:
     Cash and cash equivalents.....................................                     $18,092                     $ 6,472
     Accounts receivable, net......................................                      14,269                      18,889
     Unbilled production charges...................................                       1,501                       3,151
     Other current assets..........................................                       1,004                       1,501
                                                                        ------------------------    ------------------------
Total current assets...............................................                      34,866                      30,013

Restricted cash....................................................                         300                       1,860
Property and equipment, net........................................                       2,434                       4,443
Goodwill, net......................................................                       3,670                      14,266
Other assets.......................................................                         539                         289
                                                                        ------------------------    ------------------------
                                                                                              $                           $
                                                                                         41,809                      50,871
                                                                        ========================    ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank loans and overdrafts.....................................                     $   634                     $    --
     Current portion of long-term debt.............................                         702                         135
     Current portion of capitalized lease obligations..............                         125                          74
     Accounts payable..............................................                       1,836                       4,247
     Accrued expenses..............................................                       6,148                       7,739
     Advance billings..............................................                       6,468                       7,982
     Other current liabilities.....................................                          --                         302
                                                                        ------------------------    ------------------------
Total current liabilities..........................................                      15,913                      20,479

Long-term debt.....................................................                         230                         116
Capitalized lease obligations......................................                          99                          59
Minority interests.................................................                          --                         111
Deferred rent......................................................                         768                         888
Other liabilities..................................................                          33                          17
                                                                        ------------------------    ------------------------
Total liabilities..................................................                      17,043                      21,670
                                                                        ------------------------    ------------------------

Commitments and contingencies (Note 16)

Stockholders' Equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                                   --                           --
     Common stock, $.01 par value; 20,000,000 shares
          authorized; and 7,415,000 and 7,415,167 shares
          outstanding, respectively...............................                           74                          74
     Additional paid-in capital....................................                      22,746                      22,748
     Retained earnings.............................................                       1,931                       6,357
     Accumulated other comprehensive income........................                          15                          22
                                                                        ------------------------    ------------------------
Total stockholders' equity.........................................                      24,766                      29,201
                                                                        ========================    ========================
                                                                                        $41,809                     $50,871
                                                                        ========================    ========================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                              Year Ended December 31,
                                                 ---------------------------------------------------
                                                     1996              1997               1998
                                                 --------------    --------------    ---------------

Revenues....................................       $    24,209       $    35,292      $      63,677
                                                 --------------    --------------    ---------------

Operating expenses:
   Salaries and related costs...............            15,733            24,186             47,296
   General and office expenses..............             4,581             5,427              8,450
   Depreciation and amortization............               627               849              1,129
                                                 --------------    --------------    ---------------
                                                        20,941            30,462             56,875

Income from operations......................             3,268             4,830              6,802
Interest (expense) income, net..............              (69)                86                642
                                                 --------------    --------------    ---------------
Income before provision for income taxes
   and minority interests ..................             3,199             4,916              7,444
Provision for income taxes..................               524               719              2,976
Minority interests in net earnings of
   subsidiaries.............................               124               192                 42
                                                 --------------    --------------    ---------------
Net income..................................       $      2,551      $     4,005      $       4,426
                                                 ==============    ==============    ===============

Per share information (Note 12):
   Net income per common share:
   Basic....................................       $      0.54       $      0.80      $        0.60
                                                 ==============    ==============    ===============
   Diluted..................................       $      0.54       $      0.79      $        0.58
                                                 ==============    ==============    ===============

   Common shares used in computing per
      share amounts:
   Basic....................................             4,741             5,037              7,415
                                                 ==============    ==============    ===============
   Diluted..................................             4,741             5,047              7,592
                                                 ==============    ==============    ===============

Pro forma information (Notes 12 & 13):
   Income before provision for income
     taxes and minority interests...........       $     3,199       $     4,916
   Pro forma provision for income taxes ....             1,305             2,023
   Minority interests in net earnings of
     subsidiaries...........................               124               192
                                                 --------------    --------------
   Pro forma net income.....................       $     1,770       $     2,701
                                                 ==============    ==============

Pro forma per share information:
   Pro forma net income per common share:
     Basic..................................       $      0.37       $      0.54
                                                 ==============    ==============
     Diluted................................       $      0.37       $      0.54
                                                 ==============    ==============

   Common shares used in computing pro
     forma per share amounts:
     Basic..................................             4,741             5,037
                                                 ==============    ==============
     Diluted................................             4,741             5,047
                                                 ==============    ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                               Accumulated Other
                          Comprehensive         Common         Additional         Retained       Comprehensive
                              Income             Stock       Paid-in Capital      Earnings        Income (Loss)           Total
                          -------------------------------- ------------------ --------------- -----------------------------------

Balance, December 31, 1995...                $         47      $         256      $    4,939     $             (6) $       5,236

Comprehensive income:
   Net income................        2,551                                             2,551                               2,551
   Other comprehensive income
     - foreign currency
     translation adjustments.           72                                                                      72            72
                               ------------
Comprehensive income.........        2,623
                               ============
Distributions to stockholders                                                        (1,487)                             (1,487)
                                            -------------- ------------------ --------------- -----------------------------------
Balance, December 31, 1996...                          47                256           6,003                    66         6,372

Comprehensive income:
   Net income................        4,005                                             4,005                               4,005
   Transition loss in foreign
       subsidiaries..........          (35)                                              (35)                                (35)
   Other comprehensive income
   (loss) - foreign currency
   translation adj.'s .......          (51)                                                                    (51)          (51)
                               ------------
Comprehensive income.........        3,919
                               ============
Initial public offering of
   common stock, net of cost
   of offering...............                          24             16,421                                              16,445
Issuance of common stock for
   acquisition of minority
   interests.................                           3              2,329                                               2,332
Distributions to
   stockholders .............                                                        (4,197)                             (4,197)
Dividends....................                                                          (105)                               (105)
Undistributed earnings in "S"
   corporation...............                                          3,740         (3,740)                                  --
                                            -------------- ------------------ --------------- -----------------------------------
Balance, December 31, 1997...                          74             22,746           1,931                    15        24,766

Comprehensive income:
   Net income................        4,426                                             4,426                               4,426
   Other comprehensive
      income - foreign
      currency translation
      adjustments............            7                                                                       7             7
                               ------------
Comprehensive income.........        4,433
                               ============
Exercise of stock options....                                              2                                                   2
                                            -------------- ------------------ --------------- -----------------------------------
Balance, December 31, 1998...                $         74        $    22,748      $    6,357     $              22  $     29,201
                                            ============== ================== =============== ===================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                       1996               1997              1998
                                                                  ----------------    -------------    ---------------
Cash flows from operating activities:
     Net income...............................................         $    2,551       $    4,005       $      4,426
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization........................                627              849              1,129
         Deferred rent........................................                 23              103                120
         Deferred income taxes ...............................                 89             (643)               180
         Transition loss .....................................                 --              (35)                --
         Minority interests in net earnings of subsidiaries...                124              192                 42
         Loss (gain) on sale of fixed assets..................                 18             (17)               (14)
     Changes in operating assets and liabilities, net of
        effects from acquisitions of businesses:
         Accounts receivable..................................            (2,141)          (2,519)            (2,010)
         Unbilled production charges..........................              1,562               61            (1,345)
         Other current assets.................................               (46)            (379)              (117)
         Other assets.........................................               (88)               69                292
         Accounts payable.....................................              (507)            (610)                490
         Advance billings.....................................                221              200                851
         Accrued expenses.....................................                998            4,082                464
         Other current liabilities............................                 --               --                 16
         Other liabilities....................................                 18             (48)               (36)
                                                                  ----------------    -------------    ---------------
sNet cash provided by operating activities.....................              3,449            5,310              4,488
                                                                  ----------------    -------------    ---------------

Cash flows from investing activities:
         Capital expenditures, net............................              (720)          (1,071)              (970)
         Proceeds from the sale of fixed assets...............                 50              100                 93
         Businesses acquired, net of cash received............              (242)               --           (12,273)
         Restricted cash, net.................................                 --               --            (1,560)
                                                                  ----------------    -------------    ---------------
Net cash (used in) investing activities.......................              (912)            (971)           (14,710)
                                                                  ----------------    -------------    ---------------

Cash flows from financing activities:
         Net proceeds from initial public offering............                 --           16,445                 --
         Payment of majority stockholder dividends............                 --            (105)                 --
         Payments of minority interest shareholders' dividends                 --             (55)                 --
         Proceeds from exercise of stock options..............                 --               --                  2
         Net proceeds from (repayment of) line of credit......                109            (400)              (634)
         Distributions to stockholders........................            (1,487)          (4,197)                 --
         Proceeds from bank loans.............................                 --              255                 --
         Issuance of bank loans and long-term debt............                300               --                 --
         Repayment of bank loans and long-term debt...........              (289)            (262)              (688)
         Capital lease repayments.............................               (77)            (151)              (135)
                                                                  ----------------    -------------    ---------------
Net cash (used in) provided by financing activities...........            (1,444)           11,530            (1,455)
                                                                  ----------------    -------------    ---------------
Effect of exchange rates on cash..............................               (17)                9                 57
                                                                  ----------------    -------------    ---------------
Net increase (decrease) in cash and cash equivalents..........              1,076           15,878           (11,620)
Cash and cash equivalents at beginning of year................              1,138            2,214             18,092
                                                                  ----------------    -------------    ---------------

Cash and cash equivalents at end of year......................          $   2,214       $   18,092        $     6,472
                                                                  ================    =============    ===============
Supplemental disclosure of cash flow information:
         Cash paid for:
         Taxes................................................         $      131     $        851        $     2,415
                                                                  ================    =============    ===============
         Interest.............................................         $      129     $        139      $          64
                                                                  ================    =============    ===============
Supplemental schedule of noncash investing activities:
         Capital leases for new equipment ....................         $       --     $         --      $          43
                                                                  ================    =============    ===============
         Issuance of stock for acquisition of minority interests       $       --      $     2,332       $         --
                                                                  ================    =============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 1.  ORGANIZATION

         On November 12, 1997, Healthworld Corporation acquired (the "Consolidation"), in exchange for shares of its Common Stock, all of the issued and outstanding common stock of each of (i) Girgenti, Hughes, Butler & McDowell, Inc. and its affiliated entities ("GHB&M") and (ii) Milton Marketing Group Limited and its subsidiaries ("Milton"). Unless otherwise indicated, all references herein to the "Company" give effect to the Consolidation and include GHBM, Milton and each of Healthworld Corporation's other subsidiaries. The Consolidation was accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the results of GHB&M and Milton for all periods presented.

         In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent S.A., a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL and Katchina Productions SARL, each a French company (collectively, the "HFT Group Companies"). In addition, in July 1998, the Company acquired all of the capital stock of Colwood House Medical Publications
(UK) Limited ("Colwood"), a United Kingdom medical education company. In October 1998, the Company acquired all of the capital stock of CPA Espana, S.L. ("CPA Spain"), a healthcare communications agency located in Madrid, Spain. The acquisitions of the aforementioned companies (collectively, the "1998 Acquisitions"), have been accounted for using the purchase method of accounting, whereby the excess initial purchase price over the fair value of net assets acquired has been recorded as goodwill (Note 6).

         Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation for comparative purposes.

NOTE 2.  BUSINESS

         The Company is an international communications and contract sales marketing organization specializing in healthcare. The Company provides many of the world's largest pharmaceutical and healthcare companies with a comprehensive range of strategic marketing services designed to accelerate acceptance of new products and to sustain their growth. These integrated services include advertising and promotion, contract sales, consulting, publishing, medical education, public relations, interactive multimedia, database marketing and marketing research services. The Company offers its clients global reach and expertise through its operations in the United States, the United Kingdom, France and Spain and through Healthworld B.V., a world-wide network of licensed independent marketing and communications agencies.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Restatement

         As discussed in Note 1, the Company completed the Consolidation on November 12, 1997, which was accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the results of GHB&M and Milton for the years ended December 31, 1996 and 1997.

Fiscal Year Change

         In December 1997, the Company changed the fiscal year end of Milton from November 30 to December 31 to eliminate the one month lag in reporting. The one month lag was eliminated during the fourth quarter of 1997 as an adjustment to retained earnings of $(35).

Foreign Currency Translation

         All assets and liabilities of the Company's European subsidiaries are translated into United States Dollars. Assets and liabilities of Milton and Colwood are translated from British Pounds Sterling, those of the HFT Group Companies are translated from French Francs and those of CPA Spain are translated from Spanish Pesetas at year-end exchange rates. Income and expense items for the Company's European subsidiaries are translated at average exchange rates prevailing during each fiscal year. The resulting translation adjustments are recorded as a separate component of stockholders' equity.

Revenue Recognition

         Revenues and fees are derived from clients for creative concept development, production of advertising and promotional materials and the supply of long and short-term personnel for client marketing purposes. For services such as the production of advertising and promotion materials, fees are recognized when the production materials are completed. With respect to services such as consulting, publishing and public relations, the Company is either paid a monthly retainer or bills on an actual time incurred basis, which, in each case, the Company recognizes as income each

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

month to match its monthly payroll and operating costs. Revenues associated with contract sales services are recognized as such services are provided and payroll expenses are incurred.

         Accounts receivable includes fees recognized, project costs, and media and production costs incurred on behalf of clients, which are paid for by the Company and billed to clients. The Company records gross contract revenues for contract sales services. The related direct costs are included in salaries and related costs on the accompanying consolidated statements of income.

Concentration of Credit Risk

         The Company provides services to a range of clients operating mostly in the healthcare, consumer products and utility industries. For the years ended December 31, 1996 and 1997, the Company had one client which constituted approximately 26.9% and 18.8% of total revenues, respectively, and for the year ended December 31, 1998, the Company had one client which accounted for approximately 14.1% of total revenues. The Company extends credit to all qualified clients, but does not believe that it is exposed to any undue concentration of credit risk to any significant degree. At December 31, 1997 and 1998, no single customer accounted for more than 10% of the Company's total trade receivables. The Company maintains reserves for potential credit losses, but has not experienced any material losses from individual clients or groups of clients.

Cash and Cash Equivalents

         For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Unbilled Production Charges

         Unbilled production charges consists principally of costs incurred in producing marketing communications for clients and field marketing personnel to be billed. Such amounts will be billed to clients at either a defined stage of the project or when production is complete.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Property and Equipment

         Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using both accelerated and straight-line methods over the following periods:

Buildings....................................30 years
Motor vehicles...............................4-8 years
Furniture and equipment......................4-14 years
Leasehold improvements.......................Lesser of lease term or useful life
Equipment held under capital leases..........Lesser of lease term or useful life


Equipment Held Under Capital Leases

         Equipment held under capital leases is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", and is recorded in property and equipment. The present value of the related liability is included in capitalized lease obligations.

Goodwill

         Goodwill represents the Company's excess purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis. Amounts recognized to date have been amortized over 30 years from the original date of acquisition. Amortization expense of goodwill for the years ended December 31, 1996, 1997 and 1998 amounted to $42, $78 and $259 respectively.

Accounting for Long-Lived Assets

         During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires the Company to review long-lived assets, including certain intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS No. 121 have had no impact on the financial statements for all periods presented.

Advance Billings

         Advance billings consists of progress billings for production jobs that are not completed, as well as accrued media placements that have been billed to clients.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered.

         As a result of the Consolidation, the entities comprising GHB&M (other than Syberactive, Inc., which was already treated as a C corporation) are no longer treated as S corporations. Deferred tax assets and liabilities were established in the fourth quarter of 1997 due to the termination of GHB&M's S corporation status on November 12, 1997. This resulted in a credit to the provision for income taxes of $404 for the year ended December 31, 1997 (Note
11).

Stock-Based Compensation

         In 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied (Note 14).

Fair Value of Financial Instruments

         The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheets approximates fair value at December 31, 1997 and 1998, respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

NOTE 4.  RESTRICTED CASH

         In connection with the Colwood acquisition, the Company deposited an amount equal to (pound)1,000 (approximately US$1,700) in an interest-bearing escrow account to be applied towards potential, future earn-out payments. For 1997 and 1998, in connection with the lease for office space, the Company was required to establish irrevocable standby letters of credit with face amounts of $300 and $200, respectively. The Company set aside certificates of deposit in the amounts of $300 and $200 in 1997 and 1998, respectively, as collateral for such letters of credit.

NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31,

                                                                          1997              1998
                                                                     ---------------    -------------

           Land.................................................          $      --       $      334
           Buildings............................................                 --              439
           Motor vehicles.......................................                261              614
           Furniture and equipment..............................              3,704            4,964
           Leasehold improvements...............................                942            1,091
           Equipment held under capital leases..................                295              200
                                                                     ---------------    -------------
                                                                              5,202            7,642

           Less: accumulated depreciation and
              amortization.....................................              (2,768)          (3,199)
                                                                     ---------------    -------------
                                                                          $   2,434        $   4,443
                                                                     ===============    =============

         Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 amounted to approximately $585, $771 and $870, respectively.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 6.  ACQUISITIONS OF BUSINESSES

Milton Cater Limited ("MCL")

         MCL was formed in April 1996, and the Company acquired 51% of its equity in May 1996. The remaining 49% of MCL's equity was owned by a key employee and was purchased by the Company on November 12, 1997 for no consideration pursuant to a prior agreement between Milton and the minority stockholder.

Milton Marketing Limited ("MML")

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

PDM Communications Limited ("PDM")

         In November 1996, the Company acquired a 75% interest in PDM for a cash purchase price of $32. The minority stockholder had a put option and the Company had a call option with respect to the remaining 25% of the shares not owned by the Company. This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the fair value of the net assets acquired was $523 and has been recorded as goodwill. On November 12, 1997 the Company exercised its call option as fully described above. The Company may be required under certain circumstances to remit to a prior PDM stockholder up to approximately $320 no later than July 31, 1999.

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

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

The HFT Group Companies

         In July 1998, the Company acquired 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent, a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL and Katchina Productions SARL, each a French company. The initial cash purchase price paid by the Company was approximately 20,300 French Francs (approximately US$3,400) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential, future earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon (i) a multiple of operating income of the HFT Group Companies, and (ii) the seller's option to sell and the Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed 48,000 French Francs (approximately US$8,100). The acquisition has been accounted for using the purchase method of accounting, whereby the excess of the initial purchase price over the fair value of the net assets acquired, 1,600 French Francs (approximately US$267), after removing minority interests, was recorded as goodwill. Total goodwill recorded on the purchase was approximately $3,100.

Colwood

         In July 1998, the Company acquired all of the capital stock of Colwood, a United Kingdom medical education company. The initial cash purchase price paid by the Company was (pound)4,500 (approximately US$7,500) including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential, future earn-out payments to take place in April 2000 and August 2001 based upon Colwood achieving certain targeted operating profits, are not to exceed approximately (pound)8,000 (approximately US$13,300). Pursuant to the acquisition agreement, the Company deposited an amount equal to (pound)1,000 (approximately US$1,700) in an interest-bearing escrow account to be applied towards the potential, future earn-out payments, and may potentially be required to deposit into such escrow account additional amounts, based on net operating profits, to be applied towards such payments. The acquisition has been accounted for using the purchase method of accounting, whereby the excess of the initial purchase price over the fair value of the net assets acquired, (pound)891 (approximately US$1,500), was recorded as goodwill. Total goodwill recorded on the purchase was (pound)3,600 (approximately US$6,000).

CPA Spain

         In October 1998, the Company acquired all of the capital stock of CPA Spain, a healthcare communications agency located in Madrid, Spain. The initial cash purchase price paid by the Company was approximately 261,000 Spanish Pesetas (approximately US$1,900) including expenses related to the acquisition. Total amounts to be paid in connection with the

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

acquisition, including potential, future earn-out payments to take place in April 2000 and April 2003 based upon CPA Spain achieving certain targeted operating profits, are not to exceed approximately 710,000 Spanish Pesetas (approximately US$5,100). The acquisition has been accounted for using the purchase method of accounting, whereby the excess of the initial purchase price over the fair value of the net assets acquired, 24,900 Spanish Pesetas (approximately US$164), was recorded as goodwill. Total goodwill recorded on the purchase was $1,700.

         The results of operations of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

         Summarized below are the unaudited pro forma results of operations for the years ended December 31, 1996, 1997 and 1998 of the Company as though the acquisitions of MCL, MML, PDM and the remaining minority interests in certain of Milton's subsidiaries had occurred at the beginning of 1996, and the acquisitions of the HFT Group Companies, Colwood and CPA Spain had occurred at the beginning of 1997. Adjustments have been made for income taxes, amortization of goodwill, interest income and minority interests in net earnings of subsidiaries related to these transactions.

                                                                           Twelve Months Ended
                                                                               December 31,
                                                              --------------------------------------------
                                                                   1996           1997             1998
                                                              ------------    -----------     ------------

           Pro Forma:
               Revenues....................................    $  24,596       $  44,144       $  68,696
               Net income..................................        1,459           2,663           4,285

               Basic net income per common share...........    $    0.31       $    0.53       $    0.58
                                                              ============    ===========     ============
               Diluted net income per common share.........    $    0.31       $    0.53       $    0.56
                                                              ============    ===========     ============

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of 1996, 1997 or 1998 or of results which may occur in the future.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 7.  BANK LOANS AND OVERDRAFTS

         The Company has the following loans and overdraft facilities outstanding at December 31,

                                                                          1997                1998
                                                                     ----------------    ---------------

Term loan (a)....................................................         $    345                 232
Term note/loan (b)...............................................              125                  19
Business development loan (c)....................................               10                  --
Overdraft facility (d)...........................................              634                  --
4% loan notes (e)................................................              452                  --
                                                                     ----------------    ---------------
                                                                             1,566                 251

Less: current portion............................................           (1,336)               (135)
                                                                     ================    ===============
                                                                           $   230                 116
                                                                     ================    ===============

----------

(a) During November 1995, a bank provided a Term Loan of $588 to the Company which bears interest at the UK base rate (6.25% as of December 31, 1998) plus 2% per annum and is payable in installments of $58 every May and November with the final installment due in November 2000. The Term Loan requires the Company to maintain certain financial covenants. As of December 31, 1998, the Company was in compliance with all of the provisions of the Term Loan.

(b) During February 1996, a bank provided a Term Loan of $300 to finance the construction of additional office space in the United States. This Term Loan bears interest at 7.75% per annum and is payable in 36 monthly installments commencing March 1996.

(c)  This loan bore interest at 10.5% per annum and matured in April 1998.

(d) The Company has in place an overdraft facility with a bank, which bears interest at the UK base rate plus 1.75% per annum. As of December 31, 1997 and 1998 the outstanding balance was approximately $634 and $0, respectively, while the overdraft facility limits were approximately $820 and $1,245, respectively.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 7.  BANK LOANS AND OVERDRAFTS (continued)

(e) In connection with the Milton Headcount Limited acquisition, the Company issued a $462, 4% unsecured note, which was paid in full in July 1998.



         At December 31, 1998, maturities of debt are as follows:

           1999............................................         $   135
           2000............................................             116
                                                               -------------
                                                               -------------
                                                                    $   251
                                                               =============

         The Company has several credit facilities with various financial institutions. At December 31, 1997 and 1998, there was $634 and $0, respectively, outstanding under the collective Company facilities.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 8.  CAPITALIZED LEASE OBLIGATIONS

         The Company has entered into capital leases for computer equipment and motor vehicles. The lease payments are payable monthly on a straight-line basis. The assets relating to the leases are capitalized and amortized over a period approximating the lease period.

         Minimum future lease payments under capital leases as of December 31, 1998 are as follows:

           1999.......................................        $     87
           2000.......................................              53
           2001.......................................               8
                                                           ------------
           Total minimum lease payments...............             148

           Less: amounts representing interest........              15
                                                           ------------

           Present value of minimum lease payments....         $   133
                                                           ============

         Interest rates on capitalized leases vary from 11% to 15% and are imputed based on the lessor's implicit rate of return.


NOTE 9.  ACCRUED EXPENSES

         Major components of accrued expenses at December 31, included:

                                             1997              1998
                                        ----------------    ------------

Salaries and related costs..........          $   2,887       $   2,370
Value added tax.....................              1,393           2,068
Income taxes........................                902           1,297
Other...............................                680           1,673
Offering costs......................                286              --
Acquisition costs...................                 --             331
                                        ----------------    ------------
                                        ----------------    ------------

                                              $   6,148       $   7,739
                                        ================    ============

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 10. COMPREHENSIVE INCOME

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and foreign currency translation adjustments which are Consolidated Statement of Stockholder's Equity. No provision for income taxes has been made with respect to foreign currency translation adjustments because all earnings of foreign subsidiaries are expected to be permanently reinvested outside the United States.

NOTE 11. INCOME TAXES

         Income taxes have been provided for using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes is recorded at an effective rate of 14.6% and 40.0% for the fiscal years ended December 31, 1997 and 1998, respectively. Prior to the Consolidation in 1997, certain of the entities comprising GHB&M were treated as S corporations and were not subject to Federal corporate income taxes.

         The provision for income taxes was comprised of the following at December 31,

                                                                1996                 1997                 1998
                                                         -------------------    ----------------    -----------------

Current:
     Federal.........................................               $    --          $      301            $   1,371
     State and local.................................                    69                 681                  463
     Foreign.........................................                   366                 380                  962
                                                         -------------------    ----------------    -----------------
                                                                   $    435           $   1,362            $   2,796
                                                         ===================    ================    =================

Deferred:
     Federal.........................................                    --                (16)                  130
     State and local.................................                    89               (223)                   50
                                                         -------------------    ----------------    -----------------
                                                                         89               (239)                  180
Deferred taxes resulting from
     subchapter "S" corporation termination..........                    --               (404)                   --
                                                         -------------------    ----------------    -----------------
Total................................................             $     524            $    719            $   2,976
                                                         ===================    ================    =================

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 11. INCOME TAXES (continued)

         Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                                         December 31,
                                                                                --------------------------------
                                                                                          1997             1998
                                                                                ---------------    -------------

           U.S. Federal statutory rate........................................          34.0%             34.0%
           State and local taxes, net of Federal benefit......................           6.1               4.5
           Tax effect resulting from foreign operations.......................           0.6               1.0
           Income from "S" corporation period taxable to shareholders.........         (21.3)               --
           Deferred taxes resulting from subchapter "S" corporation
                    termination...............................................          (8.2)               --
           Non-deductible foreign tax losses..................................           1.8                --
           Non-deductible goodwill amortization...............................           0.5               1.2
           Other..............................................................           1.1              (0.7)
                                                                                ---------------    -------------

           Effective income tax rate..........................................          14.6%             40.0%
                                                                                ===============    =============

         Significant components of deferred tax assets are as follows:


                                                                                         December 31,
                                                                                --------------------------------
                                                                                     1997              1998
                                                                                ---------------    -------------

           Current deferred tax assets and liabilities:
                Accounts receivable...........................................      $       55         $     25
                Various accruals and other....................................              36             (31)
                                                                                ---------------    -------------
                                                                                            91              (6)
           Non-current deferred tax assets:
                Deferred rent.................................................             328              245
                                                                                ---------------    -------------

           Total deferred tax asset...........................................      $      419       $      239
                                                                                ===============    =============

         No provision for U.S. income taxes has been made for $2,895 of cumulative unremitted earnings of foreign subsidiaries at December 31, 1998 because those earnings are expected to be permanently reinvested outside the United States.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 12. NET INCOME PER COMMON SHARE

         In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options.

         The following chart provides a reconciliation of information used in calculating the per share amounts, for the twelve month periods ended December 31, 1996, 1997 and 1998:

                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                       1996               1997              1998
                                                                  ----------------    -------------    ---------------

Net income....................................................         $    2,551       $    4,005       $      4,426
Pro forma provision for income taxes..........................                781            1,304                 --
                                                                  ================    =============    ===============
Pro forma net income..........................................              1,770            2,701              4,426
                                                                  ================    =============    ===============


Basic common shares outstanding...............................              4,741            5,037              7,415
Effect of dilutive securities:
   Stock options..............................................                 --               10                177
                                                                  ----------------    -------------    ---------------
Diluted shares outstanding                                                  4,741            5,047              7,592

Basic net income per common share.............................        $      0.37       $     0.54      $        0.60
                                                                  ================    =============    ===============
Diluted net income per common share...........................        $      0.37       $     0.54      $        0.58
                                                                  ================    =============    ===============


NOTE 13. PRO FORMA NET INCOME

         Pro forma net income for the twelve month periods ended December 31, 1996 and 1997 includes the pro forma effect of a C corporation income tax provision as if each of the companies comprising GHB&M (other than Syberactive, Inc., which was already treated as a C corporation) were treated as C corporations for the entire period.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 14. STOCK BASED COMPENSATION PLANS

         On October 13, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorized the granting of stock options to purchase up to an aggregate of 710 shares of the Company's common stock. On June 10, 1998, the Board of Directors adopted an amendment to the 1997 Plan to increase by 700 the aggregate number of shares of the Company's common stock available under the 1997 Plan, which amendment was approved by the Company's stockholders on June 10, 1998. The awards can take the form of Incentive Stock Options ("ISOs") and Non-qualified Stock Options ("NQSOs"). Awards may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs and NQSOs is the market price of the Company's common stock on the date of grant. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted options at an option price of at least 110% of fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1997 Plan, ISOs and NQSOs have been granted to key employees and directors for terms of up to ten years, at exercise prices ranging from $9.00 to $16.50 and are exercisable in whole or in part at the stated times from the date of grant up to three years from the date of grant.

         The following is a summary of stock option activity granted under the 1997 Plan and related information for the years ended December 31, 1997 and 1998:

                                                                                         Weighted Average
                                       Qualified      Non-Qualified        Total          Exercise Price
                                      ------------- ------------------- -------------    ----------------
                                                              (actual amounts)

Balance at December 31, 1996                    --                  --            --                 --
Granted...........................         361,250             179,500       540,750          $    9.09
Exercised.........................              --                  --            --                 --
Forfeited.........................         (1,250)                  --       (1,250)               9.00
                                      ------------- ------------------- -------------    ----------------

Balance at December 31,1997                360,000             179,500       539,500               9.07

Granted...........................         177,151             349,849       527,000              13.38
Exercised.........................           (167)                  --         (167)              11.13
Forfeited.........................        (17,649)            (16,500)      (34,149)              10.90
                                      ------------- ------------------- -------------    ----------------

Balance at December 31, 1998               519,335             512,849     1,032,184          $   11.20

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         The Company accounts for awards granted to employees and directors under APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                           1997            1998
                                                           ----            ----

          Net income:           As reported           $   2,701     $     4,426
                                Pro forma                 2,582           3,270

          Basic EPS:            As reported           $    0.54     $      0.60
                                Pro forma                  0.51            0.44

          Diluted EPS:          As reported           $    0.54     $      0.58
                                Pro forma                  0.51            0.43

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1997          1998
                                                     ----------    ---------

        Expected life (years)......................      4.4           4.5
        Risk free interest rate....................     5.79%         5.75%
        Volatility.................................       43%           60%
        Dividend yield.............................        0%            0%
        Remaining contractual life (years)              8.78          8.34

         The weighted average fair value of options granted at fair value (market price) and at an exercise price above the fair market price was $3.88 and $3.77, respectively, in 1997 and $7.09 and $7.72, respectively, in 1998. The weighted average exercise price of options granted at fair value (market price) and those granted at exercise prices above fair market price was $9.01 and $9.90, respectively, in 1997 and $13.32 and $16.50, respectively, in 1998.

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as the Company anticipates additional awards in future years.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies.

         The Company is organized based on the services that it offers. Under this organizational structure, the Company operates in two principal operating segments: communications and contract sales. The Company's communications operations provides integrated services to clients which includes advertising and promotion, consulting, medical education, public relations, publishing, database marketing, interactive media and marketing research services. The Company's contract sales operations involve forming dedicated sales teams to provide clients with substantial flexibility in selecting the extent and costs of promoting products as well as the clients' level of involvement in managing the sales effort.

         Segment information is as follows:

                                                        Year Ended December 31,
                                         ------------------------------------------------------
                                             1996                1997               1998
                                         --------------     ---------------    ----------------
           Revenues:
             Communications...........     $    17,573        $     21,962        $     30,233
             Contract Sales...........           6,636              13,330              33,444
                                         --------------     ---------------    ----------------
                                           $    24,209        $     35,292        $     63,677

           Income from operations:
             Communications...........    $      2,458        $      3,525       $       5,998
             Contract Sales...........             810               1,305                 804
                                         --------------     ---------------    ----------------
                                          $      3,268        $      4,830       $       6,802

           Interest (expense) income              (69)                  86                 642
                                         --------------     ---------------    ----------------
           Income before taxes........    $      3,199        $      4,916       $       7,444

                                                             As of December 31,
                                         ------------------------------------------------------
                                             1996                1997               1998
                                         --------------     ---------------    ----------------
           Total assets:
             Communications...........     $    17,237         $    34,168        $     40,725
             Contract Sales...........           3,299               7,641              10,146
                                         --------------     ---------------    ----------------
                                           $    20,536         $    41,809        $     50,871

           Expenditures for additions
             to fixed assets:
             Communications...........   $         545       $         867      $          585
             Contract Sales...........             175                 204                 385
                                         --------------     ---------------    ----------------
                                         $         720        $      1,071      $          970

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

         One customer in the communications segment represented $6.6 million, or 18.8%, of the Company's consolidated revenues for the year ended December 31, 1997, and one customer in the contract sales segment was responsible for $9.0 million, or 14.1%, of the Company's consolidated revenues for the year ended December 31, 1998.

         Geographic information is as follows:

                                                        Year Ended December 31,
                                         -------------------------------------------------------
                                              1996                1997                1998
                                         ----------------    ---------------     ---------------
           Revenues:
             Domestic.................       $    14,314       $     18,172        $     23,149
             Foreign..................             9,895             17,120              40,528
                                         ----------------    ---------------     ---------------
                                             $    24,209       $     35,292        $     63,677

           Income from operations:
             Domestic.................      $      2,183       $      3,710       $       4,165
             Foreign..................             1,085              1,120               2,637
                                         ----------------    ---------------     ---------------
                                            $      3,268       $      4,830       $       6,802

                                                           As of December 31,
                                         -------------------------------------------------------
                                              1996                1997                1998
                                         ----------------    ---------------     ---------------
           Identifiable assets:
             Domestic.................       $    14,049        $    31,365        $     19,975
             Foreign..................             6,487             10,444              30,896
                                         ----------------    ---------------     ---------------
                                             $    20,536        $    41,809        $     50,871

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases

         The Company has entered into various leases for property. All leases are payable in quarterly installments, and are accounted for on a straight-line basis over the term of the lease.

         The following is a schedule of the minimum annual lease payments due:

           1999...............................    $  1,302
           2000...............................       1,302
           2001...............................       1,286
           2002...............................       1,252
           2003...............................       1,097
           Thereafter.........................       6,243

         Total rent expense incurred for the years ended December 1996, 1997 and 1998 was approximately $1,043, $1,196 and $1,359, respectively.

Employment Agreements

         The Company has entered into employment agreements (the "Agreements") with certain key employees. The agreements contain provisions for base salary and incentives dependent upon certain performance measures, and are subject to termination by either party. The aggregate annual minimum base compensation required by the Agreements is approximately $2,719.

Defined Contribution Plans

         The Company has a defined contribution plan (the "Contribution Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code ("IRC"). All domestic employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 15% of their base compensation, not to exceed IRC limitations. The Company matches up to 4% of salary for participating employees. For the years ended December 31, 1996, 1997 and 1998 the Company contributed $124, $172 and $246, respectively.

         The Company makes non-contractual payments into the personal pension plans of various European senior managers. For the years ended December 31, 1996, 1997 and 1998, the Company contributed $41, $56 and $72, respectively.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Litigation

         In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate will not have a material adverse effect on the Company's financial position and results of operations.

NOTE 17. QUARTERLY FINANCIAL INFORMATION (unaudited)

         The following is a summary of unaudited quarterly financial information for the years ended 1997 and 1998:

                                                                    Year Ended December 31, 1997
                                                 --------------------------------------------------------------------
                                                       First        Second               Third              Fourth
                                                     Quarter        Quarter             Quarter             Quarter
                                                 --------------    --------------    ---------------     ------------

Revenues....................................      $      6,278      $      7,473      $       9,435      $    12,106
Income from operations......................               216               899              1,723            1,992
Net income..................................               191               762              1,374            1,678
Pro forma information (1) :
   Pro forma net income.....................               105               491                914            1,191
   Pro forma basic earnings per share(2)....      $       0.02      $       0.10      $        0.19      $      0.20
   Pro forma diluted earnings per
     share(2)...............................      $       0.02      $       0.10      $        0.19      $      0.20

                                                                    Year Ended December 31, 1998
                                                 --------------------------------------------------------------------
                                                       First        Second               Third              Fourth
                                                     Quarter        Quarter             Quarter             Quarter
                                                 --------------    --------------    ---------------     ------------

Revenues....................................      $     13,988      $     14,877      $      16,919      $    17,893
Income from operations......................               324             1,731              2,511            2,236
Net income..................................               304             1,131              1,494            1,497
Basic earnings per share(2).................      $       0.04      $       0.15      $        0.20      $      0.20
Diluted earnings per share(2)...............      $       0.04      $       0.15      $        0.20      $      0.20

----------

(1)  Gives pro forma effect to C corporation taxation for GHB&M

(2) The sum of the quarters does not equal the full year per share amounts included in the accompanying statement of income due to the effect of the weighted average number of shares outstanding during the fiscal year as compared to the quarters.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Proposal 1 - Election of Directors," "Executive Officers" and "Security Ownership."

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Executive Compensation."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Security Ownership."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Transactions."

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements

         The following financial statements of the Company are included under
         Item 8 of this report:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998.

         Consolidated Statements of Income for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998.

         Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998.

         Notes to the Consolidated Financial Statements.

     2.  Financial Statement Schedules

         The following schedules are filed as a part of this Item 14:

         None.

     3.  Exhibits

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b) 1. Reports on Form 8-K filed During the Last Quarter.

                  On October 5, 1998, the Company filed with the Securities and Exchange Commission an Amendment No. 1 to Current Report on Form 8-K, for which the Date of Report was July 23, 1998, reporting the acquisition by the Company on July 23, 1998 of the HFT Group Companies and on July 24, 1998 of Colwood. Such Amendment contained, with respect to Colwood, a Balance sheet, a Statement of Income, a Statement of Shareholders' Equity and a Statement of Cash Flows as of and for the year ended April 30, 1998 and, with respect to Healthworld Corporation, on an unaudited pro forma combining basis, Balance Sheets as of June 30, 1998 and Statements of Income for the six months ended June 30, 1998 and the year ended December 31, 1997.

                                INDEX TO EXHIBITS

 Exhibit
 Number                         Description
 -------                        -----------

  2.01 (1)  ----  Letter of Intent between Girgenti, Hughes, Butler & McDowell,
                  Inc. ("GH") and its affiliated entities and Milton Marketing Group Limited and its subsidiaries, dated November 14, 1996, as amended July 24, 1997.

  2.02 (1)  ----  Agreement and Plan of Organization by and among the
                  Registrant, Steven Girgenti, Francis Hughes, William Butler and Herbert Ehrenthal, dated as of October 23, 1997.

  2.03 (1)  ----  Agreement and Plan of Organization between the Registrant and
                  William Leslie Milton, dated as of October 23, 1997.

  2.04 (1)  ----  Agreement and Plan of Organization by and between the
                  Registrant and Michael Garnham, dated as of October 23, 1997.

  2.05 (1)  ----  Agreement and Plan of Organization between the Registrant and
                  Leonard Moreton, dated as of October 23, 1997.

  2.06 (1)  ----  Agreement and Plan of Organization between the Registrant and
                  Michael Bourne, dated as of October 23, 1997.

  2.07 (2)  ----  Share Purchase Agreement between Dominique Agostini and
                  Healthworld International Holdings, Inc., dated July 23, 1998 (as translated from the French document).

  2.08 (2)  ----  Agreement for the sale and purchase of the share capital of
                  Colwood House Medical Publications (UK) Limited, dated July 24, 1998.

  2.09 (2)  ----  Deed of Indemnity among Clive Davies, Stephen Cantle and
                  Healthworld Holdings Limited, dated July 24, 1998.

  3.01 (1)  ----  Restated Certificate of Incorporation of the Registrant.

  3.02 (1)  ----  Amended and Restated Bylaws of the Registrant.

  4.01 (1)  ----  Specimen Common Stock Certificate.

 10.01 (1)  ----  Term Loan Facility, dated November 6, 1995, by and between
                  Siteinput Limited (n/k/an/ Milton Marketing Group Limited) and Bank of Scotland, as amended by letter dated July 23, 1997.

 10.02 (1)  ----  Line of Credit between The Chase Manhattan Bank, N.A.
                  ("Chase") and GH and each of its affiliated entities, dated January 22, 1996.

 10.03 (1)  ----  Line of Credit between Chase and GH and each of its affiliated entities, dated January 17, 1997.

 10.04 (1)  ----  Promissory Note made by GH and its affiliated entities for the benefit of Chase, dated January 31, 1996.

 10.05(1)(3) ---  Registrant's 1997 Incentive Stock Option Plan.

 Exhibit
 Number                         Description
 -------                        -----------

 10.06 (3)(4)---  Amendment to Registrant's 1997 Incentive Stock Option Plan.

 10.07(1)(3) ---  Form of Employment Agreement by and between the Registrant and
                  Steven Girgenti.

 10.08 (1)(3) --- Form of Employment Agreement by and between the Registrant and
                  William Leslie Milton.

 10.09 (1)(3) --- Form of Employment Agreement by and between GH and William
                  Butler.

 10.10 (1)(3) --- Form of Employment Agreement by and between GH and Herbert
                  Ehrenthal.

 10.11 (1)(3) --- Employment Agreement by and between GH and Francis Hughes.

 10.12 (1)(3) --- Employment Agreement by and between the Registrant and Stuart
                  Diamond.

 10.13 (3)  ----  Amendment to Employment Agreement by and between Registrant and Stuart Diamond.

 10.14 (1)  ----  License Agreement between the Registrant and Healthworld, B.V.

 10.15 (1)  ----  Lease for office space located at 100 Avenue of the Americas,
                  New York, NY, between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and GH, dated July 15, 1994.

 10.16 (1)  ----  Agreement for the sale and purchase of share capital of
                  Effective Sales Personnel Limited between Gloria Olive Sargent and Siteinput Limited, dated November 8, 1995.

 10.17 (1)  ----  Supplemental Agreement relating to the sale and purchase of share capital of Effective Sales Personnel Limited between Gloria Olive Sargent and Siteinput Limited, dated November 29, 1996.

 10.18 (1)  ----  Agreement for the sale and purchase of shares in PDM
                  Communications Limited among Leonard Moreton, Lizabeth Jenny Moreton, Leonard Moreton & Co. and Siteinput Limited, dated November 26, 1996.

 10.19 (1)  ----  Agreement for the sale and purchase of shares in PDM
                  Communications Limited between William Annandale and Siteinput Limited, dated November 21, 1996.

 10.20 (1)  ----  Joint Venture Agreement between Siteinput Limited and Claire
                  Denise Cater, dated May 23, 1996.

 10.21 (1)  ----  Share Sale Agreement between Wendy Carter and Siteinput
                  Limited dated April 4, 1996.

 10.22 (1)  ----  Overdraft Facility, dated November 6, 1995, between Siteinput
                  Limited and Bank of Scotland.

 Exhibit
 Number                         Description
 -------                        -----------

 10.23 (1)  ----  Multi Option Facility by and between Bank of Scotland and
                  Milton Marketing Group Limited, Milton Marketing Limited, Milton Cater Limited, Milton Headcount Limited, Effective Sales Personnel Limited and PDM Communications Ltd.

 10.24 (1)  ----  Form of Employment Agreement by and between Milton Headcount
                  Limited and Michael Garnham.

 10.25 (1)  ----  Line of Credit between Chase and GH and each of its affiliated entities, dated October 23, 1997.

 10.26 (1)  ----  Accounts Receivable Purchase Agreement, dated November 11,
                  1997, by and between GH and The CIT Group/Commercial Services, Inc.

 10.27 (1)  ----  Guaranty, dated November 11, 1997, by and between the
                  Registrant and GH and each of its affiliated entities in favor of the CIT Group/Commercial Services, Inc.


 21.01      ----  Subsidiaries of the Registrant.

    23      ----  Consent of Arthur Andersen LLP.

 27.01      ----  Financial Data Schedule.

----------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-34751), which was declared effective by the Securities and Exchange Commission on November 21, 1997, and incorporated herein by reference.


(2) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August, 8, 1998 and incorporated herein by reference.


(3) Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of this report.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-66117), which was filed on October 26, 1998, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HEALTHWORLD CORPORATION

       March 25, 1999                      By:  /s/ Steven Girgenti
--------------------------                     --------------------------------
            Date                                    Steven Girgenti
                                                 Chairman of the Board and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



          SIGNATURE                                              TITLE                      DATE

                                          Chairman of the Board and Chief
     /s/ Steven Girgenti                  Executive Officer                              March 25, 1999
--------------------------------------
       Steven Girgenti

                                          Executive Vice President, Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer), Treasurer and
      /s/ Stuart Diamond                  Secretary                                      March 25, 1999
--------------------------------------
        Stuart Diamond

  /s/ William Leslie Milton               Vice Chairman of the Board and President       March 25, 1999
--------------------------------------
    William Leslie Milton

      /s/ Francis Hughes                  Director                                       March 25, 1999
--------------------------------------
        Francis Hughes

       /s/ Peter Knight                   Director                                       March 25, 1999
--------------------------------------
         Peter Knight

       /s/ Colin Lloyd                    Director                                       March 25, 1999
--------------------------------------
         Colin Lloyd

      /s/ Jonah Shacknai                  Director                                       March 25, 1999
--------------------------------------
        Jonah Shacknai

        /s/ Alex Spizz                    Director                                       March 25, 1999
--------------------------------------
          Alex Spizz