Form 10-Q
period 1999-03-31
HEALTHWORLD CORP
filed 1999-05-13
CIK 1044993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


As at May 10, 1999, 7,430,846 shares of Common Stock of the Registrant were issued and outstanding.


================================================================================

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                                Table of Contents

PART I.                  FINANCIAL INFORMATION                                                   Page No.

          Item 1.        Financial Statements

                         Consolidated Balance Sheets as of
                         December 31, 1998 and March 31, 1999....................................       1

                         Consolidated Statements of Income
                         for the Three Months
                         Ended March 31, 1998 and 1999...........................................       2

                         Consolidated Statements of Cash Flows for the
                         Three Months Ended March 31, 1998 and 1999..............................       3

                         Notes to the Consolidated Financial Statements..........................       4

          Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...............................................       7


PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K........................................       12


SIGNATURES.......................................................................................       13

EXHIBIT INDEX....................................................................................       14

                                            Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                      HEALTHWORLD CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)

                                                                             December 31,                  March 31,
                                                                                 1998                        1999
                                                                        ------------------------    ------------------------
                                                                                                          (unaudited)

                                ASSETS

Current Assets:
     Cash and cash equivalents.....................................     $                 6,472     $                 9,350
     Accounts receivable, net......................................                      18,889                      20,244
     Unbilled production charges...................................                       3,151                       3,406
     Other current assets..........................................                       1,501                       1,072
                                                                        -----------------------     -----------------------
Total current assets...............................................                      30,013                      34,072

Restricted cash....................................................                       1,860                       1,811
Property and equipment, net........................................                       4,443                       4,276
Goodwill, net......................................................                      14,266                      14,129
Other assets.......................................................                         289                         489
                                                                        -----------------------     -----------------------
Total assets.......................................................     $                50,871     $                54,777
                                                                        =======================     =======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt.............................      $                  135      $                  113
     Current portion of capitalized lease obligations..............                          74                          65
     Accounts payable..............................................                       4,247                       2,526
     Accrued expenses..............................................                       7,739                       6,487
     Advance billings..............................................                       7,982                      14,644
     Other current liabilities.....................................                         302                         279
                                                                        -----------------------     -----------------------
Total current liabilities..........................................                      20,479                      24,114

Long-term debt.....................................................                         116                         113
Capitalized lease obligations......................................                          59                          41
Minority interests.................................................                         111                         108
Deferred rent......................................................                         888                         909
Other liabilities..................................................                          17                          50
                                                                        -----------------------     -----------------------
Total liabilities..................................................                      21,670                      25,335
                                                                        -----------------------     -----------------------

Stockholders' Equity:
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized; no shares outstanding.........................                          --                          --
     Common stock, $.01 par value; 20,000,000 shares
         authorized; and 7,415,167 and 7,430,195 shares
         outstanding, respectively.................................                          74                          74
     Additional paid-in capital....................................                      22,748                      22,883
     Retained earnings.............................................                       6,357                       6,667
     Accumulated other comprehensive income........................                          22                        (182)
                                                                        -----------------------     -----------------------

Total stockholders' equity.........................................                      29,201                      29,442
                                                                        =======================     =======================
Total liabilities and stockholders' equity.........................     $                50,871     $                54,777
                                                                        =======================     ========================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                            Three Months Ended
                                                                                March 31,
                                                                 ------------------------------------
                                                                       1998                 1999
                                                                 -----------------     --------------
Revenues................................................         $         13,988      $       15,104
                                                                 ----------------      --------------

Operating expenses:

   Salaries and related costs...........................                   11,542              11,967
   General and office expenses..........................                    1,904               2,312
   Depreciation and amortization........................                      218                 374
                                                                 ----------------      --------------
                                                                           13,664              14,653

Income from operations..................................                      324                 451
Interest income, net....................................                      190                 107
                                                                 ----------------      --------------
Income before provision for income taxes
   and minority interests...............................                      514                 558
Provision for income taxes (Note 2).....................                      210                 245
Minority interests in net earnings of subsidiaries......                       --                   3
                                                                 ================      ==============
Net income..............................................         $            304      $         310
                                                                 ================      ==============

Per share information (Note 3): Net income per common share:

   Basic.................................................        $           0.04      $         0.04
                                                                 ================      ==============
   Diluted...............................................        $           0.04      $         0.04
                                                                 ================      ==============

   Common shares used in computing per share amounts:

   Basic.................................................                   7,415               7,421
                                                                 ================     ===============
   Diluted...............................................                   7,617               7,611
                                                                 ================     ===============



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                           ----------------------------------------
                                                                                 1998                  1999
                                                                           ------------------    ------------------
Cash flows from operating activities:
   Net income........................................................      $             304     $             310
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization...................................                    218                   374
     Deferred rent...................................................                     23                    21
     Deferred income taxes...........................................                     (9)                   --
     Minority interests in net earnings of subsidiaries..............                     --                     3
     Loss (gain) on sale of fixed assets.............................                      1                    (1)
   Changes in operating assets and liabilities:
     Accounts receivable, net........................................                 (2,957)               (1,355)
     Unbilled production charges.....................................                   (985)                 (255)
     Other current assets............................................                   (226)                  429
     Other assets....................................................                    169                  (200)
     Accounts payable................................................                   (177)               (1,721)
     Accrued expenses................................................                    645                (1,235)
     Advance billings................................................                  2,364                 6,662
     Other current liabilities.......................................                     --                   (23)
     Other liabilities...............................................                    (33)                   33
                                                                           -----------------     -----------------
Net cash (used in) provided by operating activities..................                   (663)                3,042
                                                                           -----------------     -----------------

Cash flows from investing activities:
     Capital expenditures, net.......................................                   (259)                 (178)
     Proceeds from the sale of fixed assets..........................                     25                    15
                                                                           -----------------     -----------------
Net cash used in investing activities................................                   (234)                 (163)
                                                                           -----------------     -----------------

Cash flows from financing activities:
     Proceeds from exercise of stock options.........................                     --                   135
     Repayments of long-term debt....................................                   (464)                  (26)
     Capital lease repayments........................................                    (53)                  (23)
                                                                           -----------------     -----------------
Net cash (used in) provided by financing activities..................                   (517)                   86
                                                                           -----------------     -----------------

Effect of exchange rates on cash.....................................                     --                   (87)
                                                                           -----------------     -----------------

Net (decrease) increase in cash and cash equivalents.................                 (1,414)                2,878
Cash and cash equivalents at beginning of period.....................                 18,092                 6,472
                                                                           -----------------     -----------------

Cash and cash equivalents at end of period...........................      $          16,678     $           9,350
                                                                           =================     =================
Supplemental disclosure of cash flow information:
  Cash paid for:
     Taxes...........................................................      $             392     $             812
                                                                           =================     =================
     Interest........................................................      $              36     $              26
                                                                           =================     =================
Supplemental schedule of noncash investing activities:

     Capital leases for new equipment ...............................      $              43     $              --
                                                                           =================     =================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

1.    ORGANIZATION AND BUSINESS

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

                The Company is an international communications and contract sales marketing organization specializing in healthcare. The Company provides many of the world's largest pharmaceutical and healthcare companies with a comprehensive range of integrated strategic marketing services designed to accelerate the acceptance of new products and to sustain their growth. These integrated services include advertising and promotion, contract sales, consulting, medical education, public relations, marketing research, publishing, interactive multimedia and database marketing services. The Company offers its clients global reach and expertise through its operations in the United States, France, Spain and the United Kingdom and through Healthworld B.V., a world-wide network of marketing and communications agencies operating under exclusive licensing agreements.

                The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of the Company's management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the interim periods ended March 31, 1998 and 1999. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    INCOME TAXES

                Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The provision for income taxes (recorded at an effective rate of 40.9% and 43.9% for the three months ended March 31, 1998 and 1999, respectively) reflects management's estimation of the effective tax rate that was and is expected to be applicable for the respective fiscal years. This estimate is evaulated by management each quarter.

3.    NET INCOME PER COMMON SHARE

                In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

3.    NET INCOME PER COMMON SHARE (Continued)

         Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options.

                The following chart provides a reconciliation of information used in calculating the per share amounts, for the three months ended March 31, 1998 and 1999:

                                               Three Months Ended                        Three Months Ended
                                                 March 31, 1998                            March 31, 1999
                                        -------------------------------            -----------------------------
                                                          (In thousands, except per share data)
Numerator:
    Net income...........................          $    304                                    $   310
                                              ------------------                          -----------------

Denominator for basic
    net income per common share..........             7,415                                      7,421

Effect of dilutive securities:
    Stock options........................               202                                        190
                                              ------------------                          -----------------

Denominator for diluted
    net income per common share..........             7,617                                      7,611
                                              ==================                          =================

Basic net income per common share                $     0.04                                 $     0.04
                                              ==================                          =================

Diluted net income per common share              $     0.04                                 $     0.04
                                              ==================                          =================

4.    COMPREHENSIVE INCOME

                The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and foreign currency translation adjustments. No provision for income taxes has been made with respect to foreign currency translation adjustments because all earnings of foreign subsidiaries are expected to be permanently reinvested outside the United States.

          Comprehensive income is as follows:

                                                                       Three Months Ended March 31,
                                                                    ----------------------------------
                                                                         1998                1999
                                                                    ---------------     --------------
            Net income.........................................         $    304           $    310
            Other comprehensive income:
                Foreign currency translation adjustments.......               --               (204)
                                                                    ---------------     --------------
            Comprehensive income...............................         $    304           $    106
                                                                    ===============     ==============

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

5.    SEGMENT INFORMATION

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

         Segment information is as follows:


                                                        Three Months Ended March 31,
                                                  -----------------------------------------
                                                        1998                    1999
                                                  -----------------       -----------------
               Revenues:
                 Communications...........        $          5,453        $          7,810
                 Contract Sales...........                   8,535                   7,294
                                                  -----------------       -----------------
                                                  $         13,988        $         15,104

               Income from operations:
                 Communications...........        $             30        $            443
                 Contract Sales...........                     294                       8
                                                  -----------------       -----------------
                                                  $            324        $            451

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This March 31, 1999 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. The Company's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the healthcare marketing and communications industry and the pharmaceutical and healthcare industry, general economic conditions, the ability of the Company to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

                The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Results of Operations

                The following table sets forth certain consolidated income statement data of the Company expressed as a percentage of revenues for the periods indicated:

                                                                        Three Months
                                                                      Ended March 31,
                                                             --------------------------------
                                                                  1998              1999
                                                             --------------     -------------
           Statement of Income Data:
           Revenues........................................       100.0%           100.0%
           Operating expenses:
                Salaries and related costs.................        82.5             79.2
                General and office expenses................        13.6             15.3
                Depreciation and amortization..............         1.6              2.5
                                                             --------------     -------------
                                                                   97.7             97.0

           Income from operations..........................         2.3              3.0
           Interest income, net ...........................         1.4              0.7
                                                             --------------     -------------
           Income before provision for income taxes
                and minority interests.....................         3.7              3.7
           Provision for income taxes......................         1.5              1.6
                                                             --------------     -------------
           Net income .....................................         2.2%             2.1%
                                                             ==============     =============

                The following table sets forth certain operating data of the Company with respect to the Company's communications and contract sales operations for the periods indicated:

                                                             Three Months
                                                            Ended March 31,
                                              -----------------------------------------
                                                    1998                     1999
                                              -----------------         ---------------
                                                            (in thousands)
           Revenues

           Communications...............      $       5,453             $      7,810
           Contract sales...............              8,535                    7,294
                                              -----------------         ---------------
                                              $      13,988             $     15,104

           Income From Operations

           Communications...............      $          30             $        443
           Contract sales...............                294                        8
                                              -----------------         ---------------
                                              $         324             $        451


         Fiscal Three Months Ended March 31, 1999 Compared to Fiscal Three Months Ended March 31, 1998.

         Revenues

                Revenues for the three months ended March 31, 1999 were $15.1 million, an increase of $1.1 million, or 8.0%, from $14.0 million for the three months ended March 31, 1998.

                Contract sales revenues decreased to $7.3 million, a decrease of 14.5% from $8.5 million in the prior year's quarter. This decrease was primarily attributable to (i) approximately $1.5 million of revenue lost as a result of a U.K. contract sales client filing for receivership in the fourth quarter of 1998 and (ii) a decrease in medical contract sales revenue of $724,000 resulting from the discontinuation of the U.K. syndicated medical contract sales business. These decreases were partially offset by revenues generated by the U.S. contract sales division from new clients and revenues generated by the U.K. contract sales division from new and existing clients.

                Communications revenues increased to $7.8 million, an increase of 43.2% from $5.5 million for the first quarter of 1998. Of such increase, approximately $2.0 million was attributable to revenues derived as a result of the acquisitions of HFT and its subsidiaries (together, "the HFT Group Companies"), Colwood House Medical Publications (UK) Limited ("Colwood") and CPA Espana, S.L. ("CPA Spain"), collectively referred to herein as the "1998 Acquisitions", while the remaining increase was primarily attributable to the growth of advertising and promotion services in the U.S., which resulted from assignments from new clients and additional assignments from existing clients.

          Salaries and Related Costs

                Salaries and related costs for the three months ended March 31, 1999 was $12.0 million, an increase of $425,000, or 3.7%, from $11.5 million for the three months ended March 31, 1998. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to approximately $1.3 million of additional salaries and related costs associated with staffing to support additional revenues generated by the 1998 Acquisitions partially offset by a $1.0 million decrease in contract sales salaries commensurate with the decrease in contract sales revenues. Salaries and related costs represented 79.2% of revenues in the first quarter of 1999, compared to 82.5% in the first quarter of 1998. Such decrease, as a percentage of revenues, was primarily attributable to the decrease in revenues of the Company's contract sales operations in relation to revenues generated by the Company's communications business. Generally, labor costs associated with the Company's contract sales operations are greater as a percentage of corresponding revenues than those for the Company's communications services.

         General and Office Expenses

                General and office expenses for the three months ended March 31, 1999 was $2.3 million, an increase of $408,000, or 21.4%, from $1.9 million for the three months ended March 31, 1998. General and office expenses primarily include occupancy and related costs, client development expenditures and other related administrative costs. Such increase was attributable to $437,000 of additional expenses associated with revenues generated by the 1998 Acquisitions. General and office expenses represented 15.3% of revenues in the first quarter of 1999, compared to 13.6% of the revenues in the first quarter of 1998.

         Depreciation and Amortization

                Depreciation and amortization for the three months ended March 31, 1999 was $374,000, an increase of $156,000 or 71.6% from $218,000 for the three months ended March 31, 1998. The increase was primarily related to amortization expense associated with the goodwill generated in connection with the 1998 Acquisitions, which acquisitions were accounted for by the purchase method of accounting. Depreciation and amortization represented 2.5% of revenues for the first quarter of 1999, compared to 1.6% for the first quarter of 1998.

         Income From Operations

                Income from operations for the three months ended March 31, 1999 was $451,000, an increase of $127,000, or 39.2%, from $324,000 for the three months ended March 31, 1998. Income from operations represented 3.0% of revenues for the first quarter of 1999, compared to 2.3% for the first quarter of 1998.

         Interest Income, Net

                Interest income, net for the three months ended March 31, 1999 was $107,000, a decrease of $83,000, or 43.7%, from $190,000 for the three months ended March 31, 1998,
         resulting primarily from decreased cash balances resulting from the initial cash payments made in connection with the 1998 Acquisitions.

         Provision for Income Taxes

                The provision for income taxes for the three months ended March 31, 1999 was $245,000, an increase of $35,000 from $210,000 for the three months ended March 31, 1998. The provision for income taxes, based on management's estimates of the effective year-end rate, was recorded at an effective rate of 40.9% and 43.9% for the three months ended March 31, 1998 and 1999, respectively. The increase in the estimated effective rate is due to nondeductible amortization expense in connection with the 1998 Acquisitions.

         Net Income

                Net income for the three months ended March 31, 1999 was $310,000, an increase of $6,000, or 2.0%, from $304,000 for the three months ended March 31, 1998. Net income represented 2.1% of revenues for the first quarter of 1999 compared to 2.2% for the first quarter of 1998.

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

                  During the first quarter of 1999, cash provided by operations was approximately $3.0 million, which consisted of net income for the period of $310,000, non-cash charges of $397,000 and an increase in advance billings of $6.7 million. This was partially offset by an increase in accounts receivable of approximately $1.4 million, a decrease in accounts payable of approximately $1.7 million and a decrease in accrued expenses of approximately $1.2 million. Cash used in investing activities was $163,000 and was primarily attributable to net capital expenditures of $178,000. Cash provided by financing activities was $86,000, and resulted from $135,000 received by the Company in connection with the exercise of stock options less payments of bank loans and capital leases of $26,000 and $23,000, respectively.

                  The Company's working capital was approximately $10.0 million at March 31, 1999, compared to approximately $9.5 million at December 31, 1998. The increase in working capital at March 31, 1999, as compared to December 31, 1998, was primarily attributable to the current periods' operating income of $451,000.

                  The Company maintains relationships with a number of banks in the United States and Europe which have extended various secured and unsecured, committed and uncommitted lines of credit in amounts sufficient to meet the Company's cash needs. At

         March 31, 1999, the Company had a $3.5 million secured, uncommitted line of credit in the United States expiring June 30, 1999 (currently being renegotiated), and secured and unsecured, committed lines of credit and overdraft facilities outside of the United States in an aggregate amount of approximately $1.9 million. The Company has no amounts outstanding to date under such lines of credit or overdraft facilities.

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

                  The Company has completed its review of the Year 2000 readiness of its material clients and vendors in the United States and France and believes, based solely upon inquiries made to such clients and vendors, that such parties should not cause a material disruption in the Company's business due to Year 2000 issues. The Company is currently working with critical third parties in the United Kingdom and Spain to determine the impact of Year 2000 issues on the various third party businesses and operations in the United Kingdom and Spain and the collateral impact, if any, on the business and operations of the Company and the plans to address Year 2000 issues where third party systems interface with the Company's systems.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits to this Form 10-Q are listed in the accompanying Exhibit Index.

     (b) Reports on form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEALTHWORLD CORPORATION

Date:     May 13, 1999     By:      /s/       STEVEN GIRGENTI
                                    --------------------------------------------
                                              Steven Girgenti
                                    Chairman and Chief Executive Officer


Date:     May 13, 1999     By:      /s/       STUART DIAMOND
                                    --------------------------------------------
                                              Stuart Diamond
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number        Description of Exhibits

27.01         Financial Data Schedule