Form 10-Q
period 1999-06-30
HEALTHWORLD CORP
filed 1999-08-13
CIK 1044993

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

                  For the quarterly period ended June 30, 1999

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



As at August 13, 1999, 8,080,292 shares of Common Stock of the Registrant were issued and outstanding.


================================================================================

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                                Table of Contents

PART I.          FINANCIAL INFORMATION                                  Page No.

       Item 1    Financial Statements

                   Consolidated Balance Sheets as of
                   December 31, 1998 and June 30, 1999...................   1

                   Consolidated Statements of Income
                   for the Three Months and Six Months
                   Ended June 30, 1998 and 1999..........................   2

                   Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 1998 and 1999...............   3

                   Notes to the Consolidated Financial Statements........   4

       Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   9


PART II.  OTHER INFORMATION

       Item 4    Submission of Matters to a Vote of Security Holders.....  17

       Item 6    Exhibits and Reports on Form 8-K........................  19


SIGNATURES...............................................................  20

EXHIBIT INDEX............................................................  21

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   December 31,          June 30,
                                                                       1998                1999
                                                                -----------------    -----------------
                                                                                        (unaudited)
                                ASSETS
Current Assets:
     Cash and cash equivalents.............................        $       6,472               17,529
     Accounts receivable, net..............................               18,889               18,727
     Unbilled production charges...........................                3,151                3,751
     Other current assets..................................                1,501                1,013
                                                                -----------------    -----------------
Total current assets.......................................               30,013               41,020

Restricted cash............................................                1,860                1,784
Property and equipment, net................................                4,443                4,505
Goodwill, net..............................................               14,266               14,025
Other assets...............................................                  289                  574
                                                                -----------------    -----------------
Total assets...............................................        $      50,871        $      61,908
                                                                =================    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank loans and overdrafts.............................          $        --         $         41
     Current portion of long-term debt.....................                  135                  110
     Current portion of capitalized lease obligations......                   74                   56
     Accounts payable......................................                4,247                3,987
     Accrued expenses......................................                7,739                6,397
     Advance billings......................................                7,982               19,059
     Other current liabilities.............................                  302                  268
                                                                -----------------    -----------------
Total current liabilities..................................               20,479               29,918
Long-term debt.............................................                  116                   55
Capitalized lease obligations..............................                   59                  112
Minority interests.........................................                  111                   97
Deferred rent..............................................                  888                  931
Other liabilities..........................................                   17                   63
                                                                -----------------    -----------------
Total liabilities..........................................               21,670               31,176
                                                                -----------------    -----------------

Stockholders' Equity:
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized; no shares outstanding.................                    -                    -
     Common stock, $.01 par value; 20,000,000 shares
         authorized; 7,430,195, and 7,431,180 shares
         outstanding, respectively.........................                   74                   74
     Additional paid-in capital............................               22,748               22,891
     Retained earnings.....................................                6,357                8,071
     Accumulated other comprehensive income................                   22                (304)
                                                                -----------------    -----------------

Total stockholders' equity.................................               29,201               30,732
                                                                -----------------    -----------------
Total liabilities and stockholders' equity.................        $      50,871        $      61,908
                                                                =================    =================

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                        Three Months Ended                   Six Months Ended
                                                  --------------------------------    --------------------------------
                                                    June 30,           June 30,         June 30,           June 30,
                                                      1998               1999             1998               1999
                                                  --------------     -------------    --------------     -------------
Revenues...................................            $ 14,877          $ 17,963           $ 28,865         $ 33,067
                                                  --------------     -------------    --------------     -------------

Operating expenses:
   Salaries and related costs..............              10,923            12,524            22,465            24,491
   General and office expenses.............               1,998             2,697             3,902             5,009
   Depreciation and amortization...........                 225               404               443               778
                                                  --------------     -------------    --------------     -------------
                                                         13,146            15,625            26,810            30,278

Income from operations.....................               1,731             2,338             2,055             2,789
Interest income, net.......................                 213               170               403               277
                                                  --------------     -------------    --------------     -------------

Income before provision for income
  taxes and minority interests.............               1,944             2,508             2,458             3,066
Provision for income taxes (Note 2)........                 813             1,104             1,023             1,349
Minority interests in net earnings of
  subsidiaries.............................                  --                --                --                 3
                                                  --------------     -------------    --------------     -------------
Net income.................................             $  1,131         $  1,404           $  1,435         $  1,714
                                                  ==============     =============    ==============     =============

Per share information (Note 3):
  Net income per common share:
      Basic................................            $   0.15           $  0.19           $  0.19           $  0.23
                                                  ==============     =============    ==============     =============
      Diluted..............................            $   0.15           $  0.19           $  0.19           $  0.23
                                                  ==============     =============    ==============     =============

Common shares used in computing
  per share amounts:
      Basic................................               7,415             7,431             7,415             7,426
                                                  ==============     =============    ==============     =============
      Diluted..............................               7,615             7,584             7,616             7,598
                                                  ==============     =============    ==============     =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                     Six Months Ended
                                                                          --------------------------------------
                                                                           June 30, 1998          June 30, 1999
                                                                          ---------------        ---------------
Cash flows from operating activities:
   Net income........................................................           $  1,435               $  1,714
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization..................................                443                    778
      Deferred rent..................................................                 49                     43
      Deferred income taxes..........................................               (22)                     19
      Minority interests in net earnings of subsidiaries.............                 --                      3
      Loss on sale of fixed assets...................................                 --                     14
   Changes in operating assets and liabilities:
      Accounts receivable............................................              (221)                  (557)
      Unbilled production charges....................................              (944)                  (637)
      Other current assets...........................................              (243)                    435
      Other assets...................................................                 58                  (284)
      Accounts payable...............................................              2,576                   (41)
      Advance billings...............................................                251                 11,317
      Accrued expenses...............................................              (969)                  (992)
      Other liabilities..............................................               (33)                     50
                                                                          ---------------        ---------------
Net cash provided by operating activities............................              2,380                 11,862
                                                                          ---------------        ---------------

Cash flows from investing activities:
      Capital expenditures...........................................              (428)                  (770)
      Proceeds from the sale of fixed assets.........................                 37                    119
                                                                          ---------------        ---------------
Net cash used in investing activities................................              (391)                  (651)
                                                                          ---------------        ---------------

Cash flows from financing activities:
      Proceeds from line of credit...................................                 --                     43
      Repayment of bank loans and long term debt.....................              (742)                   (76)
      Capital lease repayments.......................................               (79)                   (84)
      Proceeds from exercise of stock options........................                 --                    143
                                                                          ---------------        ---------------
Net cash (used in) provided by financing activities..................              (821)                     26
                                                                          ---------------        ---------------

Effect of exchange rates on cash.....................................                  6                  (180)
                                                                          ---------------        ---------------

Net increase in cash and cash equivalents............................              1,174                 11,057
Cash and cash equivalents at beginning of period.....................             18,092                  6,472
                                                                          ---------------        ---------------

Cash and cash equivalents at end of period...........................          $  19,266              $  17,529
                                                                          ===============        ===============
Supplemental disclosure of cash flow information: Cash paid for:
      Taxes..........................................................          $     652              $   1,536
                                                                          ===============        ===============
      Interest.......................................................          $      34              $      78
                                                                          ===============        ===============
Supplemental schedule of noncash investing activities:
      Capital leases for new equipment ..............................          $      42              $     126
                                                                          ===============        ===============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

1.       ORGANIZATION AND BASIS OF PRESENTATION

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

                  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of the Company's management, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the interim periods ended June 30, 1998 and 1999. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation for comparative purposes.

2.       INCOME TAXES

                Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The provision for income taxes (recorded at an effective rate of 41.8% and 44.0% for the three months ended June 30, 1998 and 1999, respectively, and at an effective rate of 41.6% and 44.0% for the six months ended June 30, 1998 and 1999, respectively) reflects management's estimation of the effective tax rate that was and is expected to be applicable for the respective fiscal years. This estimate is evaluated by management each quarter.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)


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

                The following chart provides a reconciliation of information used in calculating the per share amounts for the three-month and six-month periods ended June 30, 1998 and 1999:

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,

                                                   --------------------------------       ---------------------------------
                                                        1998               1999                 1998               1999
                                                        ----               ----                 ----               ----
Numerator:

     Net income.............................          $ 1,131            $ 1,404              $ 1,435            $ 1,714
                                                   -------------     --------------       --------------     --------------

Denominator for basic
     net income per common share............            7,415              7,431                7,415              7,426

Effect of dilutive securities:
     Stock options..........................              200                153                  201                172
                                                   -------------     --------------       --------------     --------------

Denominator for diluted
     net income per share...................            7,615              7,584                7,616              7,598
                                                   =============     ==============       ==============     ==============

Basic net income per common share                      $ 0.15             $ 0.19               $ 0.19             $ 0.23
                                                   =============     ==============       ==============     ==============

Diluted net income per common share                    $ 0.15             $ 0.19               $ 0.19             $ 0.23
                                                   =============     ==============       ==============     ==============

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)


4. COMPREHENSIVE INCOME

                In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and foreign currency translation adjustments. No provision for income taxes has been made with respect to foreign currency translation adjustments because all earnings of foreign subsidiaries are expected to be permanently reinvested outside the United States. These amounts have been included on the Balance Sheet under the caption "Accumulated Other Comprehensive Income".

          Comprehensive income is as follows:

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
                                                                --------------------------     --------------------------
                                                                   1998           1999             1998           1999
                                                                -----------    -----------     -----------    -----------
         Net income.........................................     $  1,131        $ 1,404        $  1,435       $  1,714
         Other comprehensive income:
            Foreign currency translation adjustments........            6           (122)              6           (326)
                                                                -----------    -----------     -----------    -----------

         Comprehensive income...............................     $  1,137        $ 1,282        $  1,441       $  1,388
                                                                ===========    ===========     ===========    ===========

5.       SEGMENT INFORMATION

                  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

                  The Company is organized based on the services that it offers. Under this organizational structure, the Company operates in two principal operating segments: communications and contract sales. The Company's communications operations provide integrated services to clients which includes advertising and promotion, consulting, medical education, public relations, publishing, database marketing, interactive media and marketing research services. The Company's contract sales operations involve forming dedicated sales teams which provide clients with substantial flexibility in selecting the extent and cost of promoting products as well as the clients' level of involvement in managing its sales effort.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

         Segment information is as follows:

                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                   1998                 1999                  1998                1999
                                             -----------------    -----------------     -----------------    ----------------
          Revenues:
            Communications...........                $  7,105             $  9,357              $ 12,558            $ 17,168
            Contract Sales...........                   7,772                8,606                16,307              15,899
                                             -----------------    -----------------     -----------------    ----------------
                                                     $ 14,877             $ 17,963              $ 28,865            $ 33,067
                                             =================    =================     =================    ================

          Income from operations:
            Communications...........                $  1,395             $  1,810              $  1,424            $  2,254
            Contract Sales...........                     336                  528                   631                 535
                                             -----------------    -----------------     -----------------    ----------------
                                                     $  1,731             $  2,338              $  2,055            $  2,789
                                             =================    =================     =================    ================


6.       RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Balance Sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                  Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. While the Company operates in international markets, it does so presently without the use of derivative instruments and therefore SFAS No. 133 is not currently applicable.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)


7.       SUBSEQUENT EVENTS

              In August 1999, the Company acquired 100% of the capital stock of Falk Communications, Inc., a Delaware corporation ("Falk"). The Company's initial purchase price, including expenses related to the acquisition, was $16,952, consisting of approximately
         $9,000 in cash and approximately 649 shares of the Company's Common Stock. Total amounts to be paid in cash and the Company's Common Stock in connection with the acquisition, including potential, future earn-out payments to take place on or prior to April 30, 2000, 2001, 2002 and 2003 based upon a multiple of operating income of Falk, are not to exceed $36,952. The acquisition will be accounted for using the purchase method of accounting, whereby the excess purchase price over the fair value of the net assets acquired will be recorded as goodwill.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This June 30, 1999 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. The Company's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the healthcare marketing and communications industry and the pharmaceutical and healthcare industry, general economic conditions, the ability of the Company to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein, and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Results of Operations

                The following table sets forth certain consolidated income statement data of the Company as a percentage of revenues for the periods indicated:

                                                                       Three Months                        Six Months
                                                                      Ended June 30,                     Ended June 30,
                                                             ------------------------------     ------------------------------
                                                                  1998             1999              1998              1999
                                                             --------------    -------------    --------------     ------------
         Statement of Income Data:
         Revenues........................................         100.0%            100.0%           100.0%           100.0%
         Operating expenses:
              Salaries and related costs.................          73.4              69.7             77.8             74.1
              General and office expenses................          13.5              15.0             13.5             15.1
              Depreciation and amortization..............           1.5               2.3              1.6              2.4
                                                             --------------    -------------    --------------     ------------
                                                                   88.4              87.0             92.9             91.6

         Income from operations..........................          11.6              13.0              7.1              8.4
         Interest income, net ...........................           1.5               0.9              1.4              0.9
                                                             --------------    -------------    --------------     ------------
         Income before provision for income taxes
              and minority interests.....................          13.1              13.9              8.5              9.3
         Provision for income taxes......................           5.5               6.1              3.5              4.1
                                                             --------------    -------------    --------------     ------------
         Net income .....................................           7.6%              7.8%             5.0%             5.2%
                                                             ==============    =============    ==============     ============

             Note: Percentages may not correspond to financial statements due to rounding.

                The following table sets forth certain operating data with respect to the Company's communications and contract sales operations for the periods indicated:

                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                   1998                 1999                  1998                1999
                                             -----------------    -----------------     -----------------    ----------------
          Revenues:
            Communications...........                $  7,105             $  9,357              $ 12,558            $ 17,168
            Contract Sales...........                   7,772                8,606                16,307              15,899
                                             -----------------    -----------------     -----------------    ----------------
                                                     $ 14,877             $ 17,963              $ 28,865            $ 33,067
                                             =================    =================     =================    ================

          Income from operations:
            Communications...........                $  1,395             $  1,810              $  1,424            $  2,254
            Contract Sales...........                     336                  528                   631                 535
                                             -----------------    -----------------     -----------------    ----------------
                                                     $  1,731             $  2,338              $  2,055            $  2,789
                                             =================    =================     =================    ================

         Fiscal Three Months Ended June 30, 1999 Compared to Fiscal Three Months Ended June 30, 1998

         Revenues

                Revenues for the three months ended June 30, 1999 was $18.0 million, an increase of $3.1 million, or 20.7%, from $14.9 million for the three months ended June 30, 1998.

                Communications revenues for the quarter ended June 30, 1999 increased to $9.4 million, an increase of $2.3 million, or 31.7%, from $7.1 million in the second quarter of 1998. Of such increase, approximately $2.1 million was attributable to revenues derived as a result of the acquisitions of HFT and its subsidiaries (together, "the HFT Group Companies"), Colwood House Medical Publications (UK) Limited ("Colwood") and CPA Espana, S.L. ("CPA Spain"), collectively referred to herein as the "1998 Acquisitions", while the remaining increase was attributable to the growth of advertising and promotion services in the U.S.

                Contract sales revenues for the quarter ended June 30, 1999 increased to $8.6 million, an increase of $834,000 or 10.7%, from $7.8 million in the second quarter of 1998. This increase was attributable to (i) revenues generated by the U.S. contract sales division from new clients, and (ii) the growth of the contract sales operation in the United Kingdom, which resulted primarily from additional business from new clients. These increases were partially offset by a decrease in medical contract sales revenue of $572,000 resulting from the discontinuation of the U.K. syndicated, medical contract sales business.

         Salaries and Related Costs

                Salaries and related costs for the three months ended June 30, 1999 was $12.5 million, an increase of $1.6 million, or 14.7%, from $10.9 million for the three months ended June

         30, 1998. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to approximately $1.2 million of salaries and related costs associated with staffing to support revenues in connection with the 1998 Acquisitions and $323,000 relating to the increased contract sales business. Salaries and related costs represented 69.7% of revenues in the second quarter of 1999, compared to 73.4% in the second quarter of 1998. Such decrease, as a percentage of revenues, was primarily attributable to the revenue growth of the Company's communications operations as a percentage of total revenues. Generally, labor costs associated with the Company's communications operations are less as a percentage of corresponding revenues than those for the contract sales services.

         General and Office Expenses

                General and office expenses for the three months ended June 30, 1999 was $2.7 million, an increase of $699,000, or 35.0%, from $2.0 million for the three months ended June 30, 1998. General and office expenses include occupancy and related costs, client development and other related administrative costs. Such increase was attributable to
         (i) $391,000 of expenses in connection with the 1998 Acquisitions, (ii) $131,000 of increased occupancy and related costs, and (iii) increased business development activities in the U.K. General and office expenses represented 15.0% of revenues in the second quarter of 1999, compared to 13.4% of the revenues in the second quarter of 1998.


         Depreciation and Amortization

                Depreciation and amortization expense for the three months ended June 30, 1999 was $404,000, an increase of $179,000, or 79.6%, from
         $225,000 for the three months ended June 30, 1998. The increase was primarily related to (i) amortization expense associated with the goodwill generated in connection with the 1998 Acquisitions, which acquisitions were accounted for by the purchase method of accounting, and (ii) additional depreciation expense attributable to property and equipment acquired in connection with the 1998 Acquisitions. Depreciation and amortization expense represented 2.2% of revenues for the second quarter of 1999, compared to 1.5% for the second quarter of 1998.

         Income From Operations

                Income from operations for the three months ended June 30, 1999 was $2.3 million, an increase of $607,000, or 35.1%, from $1.7 million for the three months ended June 30, 1998. Income from operations represented 13.0% of revenues in the second quarter of 1999, compared to 11.6% in the second quarter of 1998.

         Interest Income, net

                Interest income, net for the three months ended June 30, 1999 was $170,000, a decrease of $43,000 from $213,000 for the three months ended June 30, 1998, primarily due to the lower cash and cash equivalents balances during the second quarter of 1999.

         Such decrease in cash and cash equivalents balances was primarily attributable to the initial cash payments in connection with the 1998 Acquisitions, partially offset by an increase in advance billings.

         Provision for Income Taxes

                The provision for income taxes for the three months ended June 30, 1999 was $1.1 million, an increase of $291,000 from $813,000 for the three months ended June 30, 1998. The provision for income taxes, based on management's estimates of the effective year-end rate, was recorded at effective rates of 41.8% and 44.0% for the three months ended June 30, 1998 and 1999, respectively. The increase in the estimated effective rate primarily reflects nondeductible amortization expense in connection with the 1998 Acquisitions.

         Net Income

                Net income for the three months ended June 30, 1999 was $1.4 million, an increase of $273,000, or 24.1%, from $1.1 million for the three months ended June 30, 1998. Net income represented 7.8% of revenues in the second quarter of 1999 compared to 7.6% in the second quarter of 1998.

         Fiscal Six Months Ended June 30, 1999 Compared to Fiscal Six Months Ended June 30, 1998

         Revenues

                Revenues for the six months ended June 30, 1999 was $33.1 million, an increase of $4.2 million, or 14.6%, from $28.9 million for the six months ended June 30, 1998.

                Communications revenues for the six months ended June 30, 1999 increased to $17.2 million, an increase of $4.6 million, or 36.7%, from $12.6 million for the same period in the prior year. Of such increase, approximately $4.0 million was attributable to revenues derived as a result of the 1998 Acquisitions, while the remaining increase was primarily attributable to the growth of advertising and promotion services in the U.S.

                Contract sales revenues decreased to $15.9 million, a decrease of $408,000, or 2.5%, from $16.3 million for the same period in the prior year. This decrease was attributable to a decrease in medical contract sales revenue of approximately $1.3 million resulting from the discontinuation of the U.K. syndicated, medical contract sales business, partially offset by revenues generated by the U.S. contract sales division from new clients.

         Salaries and Related Costs

                Salaries and related costs for the six months ended June 30, 1999 was $24.5 million, an increase of $2.0 million, or 9.0%, from $22.5 million for the six months ended June 30, 1998. Salaries and related costs include all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) approximately $2.4 million of salaries and related costs associated with staffing to support revenues in connection with the 1998 Acquisitions, and (ii) approximately $422,000 relating to additional staffing costs to support the growth in U.S. communications services. These increases were partially offset by a net decrease in contract sales salaries of $696,000 primarily resulting from reduced staffing requirements related to the discontinuation of the U.K. syndicated, medical contract sales business. Salaries and related costs represented 74.1% of revenues for the first six months of 1999, compared to 77.8% for the first six months of 1998. Such decrease, as a percentage of revenues, was primarily attributable to the growth of the Company's communications operations as a percentage of total revenues. Generally, labor costs associated with the Company's communications operations are less as a percentage of corresponding revenues than those for the contract sales services.

         General and Office Expenses

                General and office expenses for the six months ended June 30, 1999 was $5.0 million, an increase of $1.1 million, or 28.4%, from $3.9 million for the six months ended June 30, 1998. General and office expenses include occupancy and related costs, client development and other related administrative costs. Such increase was primarily attributable to (i) $828,000 of expenses in connection with the 1998 Acquisitions, and (ii) $201,000 of increased occupancy and related costs. General and office expenses represented 15.1% of revenues for the first six months of 1999, compared to 13.5% of revenues for the first six months of 1998.


         Depreciation and Amortization

                Depreciation and amortization expense for the six months ended June 30, 1999 was $778,000, an increase of $335,000, or 75.6%, from
         $443,000 for the six months ended June 30, 1998. The increase was related to (i) amortization expense associated with the goodwill generated in connection with the 1998 Acquisitions, which acquisitions were accounted for by the purchase method of accounting, and (ii) additional depreciation expense attributable to property and equipment acquired in connection with the 1998 Acquisitions. Depreciation and amortization expense represented 2.4% of revenues for the first six months of 1999, compared to 1.5% for the first six months of 1998.

         Income From Operations

                Income from operations for the six months ended June 30, 1999 was $2.8 million, an increase of $734,000, or 35.7%, from $2.1 million for the six months ended June 30, 1998. Income from operations represented 8.4% of revenues for the first six months of 1999, compared to 7.1% for the first six months of 1998.

         Interest Income, net

                Interest income, net for the six months ended June 30, 1999 was $277,000, a decrease of $126,000 from $403,000 for the six months ended June 30, 1998, primarily due to the lower cash and cash equivalents balances for the six months ended June 30, 1999. Such decrease in cash and cash equivalents balances was attributable to the initial cash payments in connection with the 1998 Acquisitions partially offset by an increase in advance billings.

         Provision for Income Taxes

                The provision for income taxes for the six months ended June 30, 1999 was $1.3 million, an increase of $326,000 from $1.0 million for the six months ended June 30, 1998. The provision for income taxes, based on management's estimates of the effective year-end rate, was recorded at effective rates of 41.6% and 44.0% for the six months ended June 30, 1998 and 1999, respectively. The increase in the estimated effective rate reflects nondeductible amortization expense in connection with the 1998 Acquisitions.

         Net Income

                Net income for the six months ended June 30, 1999 was $1.7 million, an increase of $279,000, or 19.4%, from $1.4 million for the six months ended June 30, 1998. Net income represented 5.2% of revenues for the six months ended June 30, 1999 compared to 5.0% for the six months ended June 30, 1998.

         Liquidity and Capital Resources

                During the first six months of 1999, cash provided by operations was approximately $11.9 million, which consisted of net income for the period of $1.7 million, non-cash charges of $857,000 and an increase in advance billings of $11.3 million. This was partially offset by a decrease in accrued expenses of approximately $992,000, and an aggregate increase in accounts receivable, unbilled production charges and other assets of approximately $1.5 million. Cash used in investing activities was $651,000 and was primarily attributable to capital expenditures of $770,000. Cash provided by financing activities was $26,000, and primarily resulted from $143,000 received by the Company in connection with the exercise of stock options less payments for bank loans and capital leases of $160,000.

                The Company's working capital was approximately $11.1 million at June 30, 1999, compared to approximately $9.5 million at December 31, 1998. The increase in working capital at June 30, 1999, as compared to December 31, 1998, was primarily attributable to an increase in cash and cash equivalents of $11.1 million and a combined decrease in accounts payable and accrued expenses of $1.6 million offset by an increase in advance billings of $11.1 million.

                The Company maintains relationships with a number of banks in the United States and Europe which have extended various secured and unsecured, committed and uncommitted lines of credit in amounts sufficient to meet the Company's cash needs. In July 1999, Girgenti, Hughes, Butler and McDowell, Inc., a wholly-owned subsidiary of the Company, with operations in the U.S., entered into a $5.0 million uncommitted line of credit with a bank of which no amounts are outstanding to date. Amounts outstanding under the line of credit accrue interest at the bank's prime rate or at LIBOR plus 1.75%.

         The line of credit is guaranteed by the other entities comprising the Company's U.S. operations, including Healthworld Corporation, and is secured by a security interest in all of the personal property owned by certain of the entities comprising the Company's U.S. operations. The Company is also a party to various secured and unsecured, committed lines of credit and overdraft facilities outside of the United States in an aggregate amount of approximately $1.9 million. The Company has $41,000 outstanding to date under such facilities outside of the United States.

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

                  In August 1999, the Company acquired 100% of the capital stock of Falk Communications, Inc. ("Falk"), a healthcare communications agency located in New York, New York. The Company's initial purchase price, including expenses related to the acquisition, was approximately $17.0 million, consisting of approximately $9.0 million in cash and 649,111 shares of the Company's Common Stock. Total amounts to be paid in cash and the Company's Common Stock in connection with the acquisition, including potential, future earn-out payments to take place on or prior to April 30, 2000, 2001, 2002 and 2003 based upon a multiple of operating income of Falk, are not to exceed $37.0 million.

                  Management believes that cash generated from the Company's operations and available to the Company under various lines of credit are adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

Impact of Year 2000

                  The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers, customers or other third parties with whom it transacts business (including banks and governmental agencies) have not resolved the Year 2000 issue in a timely manner.

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

                  The Company has completed its internal review with respect to Year 2000 issues. The Company does not believe Year 2000 issues, within its internal information systems, will have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its internal computer systems used in its U.S. Operations and France are currently Year 2000 compliant, and that those used in its United Kingdom and Spanish operations, to the extent not already Year 2000 compliant, will be made Year 2000 compliant by September 1999.

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

                                     PART II

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On June 9, 1999, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The holders of record of 6,173,233 shares of Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting, the Company's stockholders approved the following:

(1)      Election of Directors

                The stockholders elected the following persons to serve as directors of the Company until the next Annual Meeting, or until their successors are duly elected and qualified. Votes were cast as follows:

                                      Number Of                Number Of
                                      Votes For              Votes Against
                                  -----------------      --------------------
          Steven Girgenti             6,270,927                  98,896
          William Leslie Milton       6,270,927                  98,896
          Francis Hughes              6,217,327                 152,496
          Peter Knight                6,217,327                 152,496
          Colin Lloyd                 6,270,927                  98,896
          Jonah Shacknai              6,270,927                  98,896
          Alex Spizz                  6,270,927                  98,896


(2)  Amendment of 1997 Stock Option Plan, as amended (the "1997 Plan").

       (a) The Stockholders approved the amendment of the Company's 1997 Plan to increase by 500,000 the aggregate number of shares of the Company's Common Stock available under the 1997 Plan. Votes were cast as follows:

           Number Of             Number Of              Number Of
           Votes For           Votes Against         Votes Abstaining
          -----------         ---------------       ------------------
           4,690,889              806,426                 8,933

       (b) The Stockholders approved the amendment of the Company's 1997 Plan to increase the amount of stock options to be granted automatically to each non-employee director annually from options to purchase 10,000 shares of Common Stock to options to purchase 20,000 shares of Common Stock, to provide that such options be granted on the date of each annual meeting of stockholders of the Company instead of on the date of the first meeting of the Board of Directors immediately following the annual meeting of stockholders and to provide that such options shall become exercisable on the date of grant instead of becoming exercisable one year from the date of grant. Votes were cast as follows:

           Number Of            Number Of               Number Of
           Votes For          Votes Against          Votes Abstaining
          -----------        ---------------        ------------------
           5,735,591            581,326                  20,516

(3) Appointment of Auditors

                The stockholders approved the appointment of Arthur Andersen LLP as independent auditors of the Company for the 1999 fiscal year. Votes were casts as follows:

           Number Of            Number Of               Number Of
           Votes For          Votes Against          Votes Abstaining
          -----------        ---------------        ------------------
           6,105,957            256,100                   7,766

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits-The exhibits to this Form 10-Q are listed in the accompanying
    Exhibit Index.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHWORLD CORPORATION

Date:     August 13, 1999      By:  /s/       STEVEN GIRGENTI
                                    ------------------------------------------
                                              Steven Girgenti
                                         Chairman of the Board and
                                          Chief Executive Officer

Date:     August 13, 1999      By:  /s/       STUART DIAMOND
                                    ------------------------------------------
                                              Stuart Diamond
                                         Executive Vice President,
                                    Chief Financial Officer, Treasurer
                                              and Secretary

                                  EXHIBIT INDEX


Number                 Description of Exhibits
------                 -----------------------

10.01              --  Employment Agreement, dated as of June 1, 1999, between
                       Girgenti, Hughes, Butler & McDowell, Inc. and Herbert Ehrenthal.

10.02              --  Grid Time Promissory Note dated August 2, 1999 by
                       Girgenti, Hughes, Butler & McDowell, Inc. in favor of The Chase Manhattan Bank.

10.03*             --  Guaranty dated August 2, 1999 by Healthworld Corporation in favor of The Chase Manhattan Bank.

10.04**            --  General Security Agreement dated July 29, 1999 by
                       Girgenti, Hughes, Butler & McDowell, Inc. in favor of The
                       Chase Manhattan Bank.

27                 --  Financial Data Schedule.

                          SCHEDULE OF OMITTED DOCUMENTS

* The following documents have been omitted because they are substantially identical to Exhibit 10.03 except for the identity of the guarantor party:

         -- Guaranty by Black Cat Graphics, Inc. in favor of The Chase Manhattan Bank.

         -- Guaranty by Brand Research Corporation in favor of The Chase Manhattan Bank.

         --  Guaranty by GHBM, Inc. in favor of The Chase Manhattan Bank.

         -- Guaranty by Medical Education Technologies, Inc. in favor of The Chase Manhattan Bank.

         -- Guaranty by Healthworld International Holdings, Inc. in favor of The Chase Manhattan Bank.

         --  Guaranty by Headcount LLC in favor of The Chase Manhattan Bank.

** The following documents have been omitted because they are substantially identical to Exhibit 10.04 except for the identity of the party granting a security interest:

         -- General Security Agreement by GHBM, Inc. in favor of The Chase Manhattan Bank.

         -- General Security Agreement by Medical Education Technologies, Inc. in favor of The Chase Manhattan Bank.

         -- General Security Agreement by Healthworld International Holdings, Inc. in favor of The Chase Manhattan Bank.

         -- General Security Agreement by Headcount LLC in favor of The Chase Manhattan Bank.