Form 10-Q
period 1999-09-30
HEALTHWORLD CORP
filed 1999-11-15
CIK 1044993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from ______to______

                         Commission file number 0-23059

                             HEALTHWORLD CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                13-3922288
      (State or other jurisdiction of
      incorporation or organization)        (I.R.S. Employer Identification No.)

        100 Avenue of the Americas
            New York, New York                              10013
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 625-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

As at November 10, 1999, 8,109,965 shares of Common Stock of the Registrant were issued and outstanding.

================================================================================

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                                Table of Contents

PART I.            FINANCIAL INFORMATION                                Page No.
                                                                        --------

          Item 1   Financial Statements

                     Consolidated Balance Sheets as of
                     December 31, 1998 and September 30, 1999................ 1

                     Consolidated Statements of Income
                     for the Three Months and Nine Months
                     Ended September 30, 1998 and 1999....................... 2

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1998 and 1999........... 3

                     Notes to the Consolidated Financial Statements.......... 4

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................11

PART II.  OTHER INFORMATION

          Item 6   Exhibits and Reports on Form 8-K..........................21

SIGNATURES...................................................................22

EXHIBIT INDEX................................................................23

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       December 31,         September 30,
                                                                           1998                  1999
                                                                       ------------         -------------
                                                                                             (unaudited)
                                ASSETS
Current Assets:
     Cash and cash equivalents .....................................     $  6,472               $  6,851
     Accounts receivable, net ......................................       18,889                 30,298
     Unbilled production charges ...................................        3,151                  2,738
     Other current assets ..........................................        1,501                  1,426
                                                                         --------               --------
Total current assets ...............................................       30,013                 41,313

Restricted cash ....................................................        1,860                  1,972
Property and equipment, net ........................................        4,443                  5,146
Goodwill, net ......................................................       14,266                 30,407
Other assets .......................................................          289                    701
                                                                         ========               ========
Total assets .......................................................     $ 50,871               $ 79,539
                                                                         ========               ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt .............................     $    135               $     --
     Current portion of capitalized lease obligations ..............           74                     52
     Accounts payable ..............................................        4,247                  5,459
     Accrued expenses ..............................................        7,739                  9,204
     Advance billings ..............................................        7,982                 20,352
     Other current liabilities .....................................          302                  1,942
                                                                         --------               --------
Total current liabilities ..........................................       20,479                 37,009
Long-term debt .....................................................          116                     --
Capitalized lease obligations ......................................           59                    105
Minority interests .................................................          111                    122
Deferred rent ......................................................          888                  1,008
Other liabilities ..................................................           17                     74
                                                                         --------               --------
Total liabilities ..................................................       21,670                 38,318
                                                                         --------               --------

Stockholders' Equity:
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized; no shares outstanding .........................           --                     --
     Common stock, $.01 par value; 20,000,000 shares
         authorized; 7,415,167, and 8,098,280 shares
         outstanding, respectively .................................           74                     81
     Additional paid-in capital ....................................       22,748                 31,062
     Retained earnings .............................................        6,357                 10,113
     Accumulated other comprehensive income ........................           22                    (35)
                                                                         --------               --------

Total stockholders' equity .........................................       29,201                 41,221
                                                                         ========               ========
Total liabilities and stockholders' equity .........................     $ 50,871               $ 79,539
                                                                         ========               ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                            Three Months Ended                Nine Months Ended
                                                                         --------------------------        -------------------------
                                                                         Sept. 30,        Sept. 30,        Sept. 30,       Sept. 30,
                                                                           1998             1999             1998            1999
                                                                          -------          -------          -------         -------
Revenues .......................................................          $16,919          $21,748          $45,784          $54,815
                                                                          -------          -------          -------          -------

Operating expenses:
   Salaries and related costs ..................................           12,282           15,482           34,747           39,973
   General and office expenses .................................            1,800            2,389            5,702            7,398
   Depreciation and amortization ...............................              326              469              769            1,247
                                                                          -------          -------          -------          -------
                                                                           14,408           18,340           41,218           48,618

Income from operations .........................................            2,511            3,408            4,566            6,197
Interest income, net ...........................................              148              175              551              452
                                                                          -------          -------          -------          -------

Income before provision for income taxes and
 minority interests ............................................            2,659            3,583            5,117            6,649
Provision for income taxes (Note 2) ............................            1,133            1,526            2,156            2,875
 Minority interests in net earnings of
subsidiaries ...................................................               32               15               32               18
                                                                          =======          =======          =======          =======
Net income .....................................................          $ 1,494          $ 2,042          $ 2,929          $ 3,756
                                                                          =======          =======          =======          =======

Per share information (Note 3):
 Net income per common share:
      Basic ....................................................          $  0.20          $  0.26          $  0.40          $  0.50
                                                                          =======          =======          =======          =======
      Diluted ..................................................          $  0.20          $  0.26          $  0.39          $  0.49
                                                                          =======          =======          =======          =======

Common shares used in computing
 per share amounts:
      Basic ....................................................            7,415            7,851            7,415            7,568
                                                                          =======          =======          =======          =======
      Diluted ..................................................            7,589            7,992            7,607            7,729
                                                                          =======          =======          =======          =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                              --------------------------------
                                                                              Sept. 30, 1998    Sept. 30, 1999
                                                                              --------------    --------------
Cash flows from operating activities:
   Net income ...........................................................        $  2,929          $  3,756
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization .....................................             769             1,247
      Deferred rent .....................................................              73                66
      Deferred income taxes .............................................             (29)               30
      Minority interests in net earnings of subsidiaries ................              32                18
      Gain on sale of fixed assets ......................................             (14)              (28)
   Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
      Accounts receivable ...............................................          (1,363)           (8,031)
      Unbilled production charges .......................................          (1,408)              406
      Other current assets ..............................................             (35)              113
      Other assets ......................................................            (117)             (154)
      Accounts payable ..................................................             285             1,124
      Advance billings ..................................................            (227)           10,097
      Accrued expenses ..................................................           1,344               687
      Other liabilities .................................................             (12)               57
                                                                                 --------          --------
Net cash provided by operating activities ...............................           2,227             9,388
                                                                                 --------          --------

Cash flows from investing activities:
      Capital expenditures ..............................................            (709)           (1,012)
      Proceeds from the sale of fixed assets ............................              93               193
      Businesses acquired, net of cash received .........................         (10,213)           (7,966)
      Restricted cash ...................................................          (1,698)               16
                                                                                 --------          --------
Net cash used in investing activities ...................................         (12,527)           (8,769)
                                                                                 --------          --------

Cash flows from financing activities:
      Repayments of line of credit ......................................            (634)               --
      Repayment of bank loans and long term debt ........................            (588)             (243)
      Capital lease repayments ..........................................            (104)             (102)
      Proceeds from exercise of stock options ...........................              --               156
                                                                                 --------          --------
Net cash used in financing activities ...................................          (1,326)             (189)
                                                                                 --------          --------

Effect of exchange rates on cash ........................................             136               (51)
                                                                                 --------          --------

Net (decrease) increase in cash and cash equivalents ....................         (11,490)              379
Cash and cash equivalents at beginning of period ........................          18,092             6,472
                                                                                 --------          --------

Cash and cash equivalents at end of period ..............................        $  6,602          $  6,851
                                                                                 ========          ========
Supplemental disclosure of cash flow information: Cash paid for:
      Taxes .............................................................        $  1,339          $  2,690
                                                                                 ========          ========
      Interest ..........................................................        $     57          $    107
                                                                                 ========          ========
Supplemental schedule of noncash investing and financing activities:
  Capital leases for new equipment ......................................        $     42          $    125
                                                                                 ========          ========
  Common stock issued in connection with the acquisition of
      business ..........................................................        $     --          $  8,165
                                                                                 ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

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

            The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of the Company's management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the interim periods ended September 30, 1998 and 1999. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. INCOME TAXES

            Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The provision for income taxes (recorded at an effective rate of 42.6% for the three months ended September 30, 1998 and 1999, and at an effective rate of 42.1% and 43.2% for the nine months ended September 30, 1998 and 1999, respectively) reflects management's estimation of the effective tax rate that was and is expected to be applicable for the respective fiscal years. This estimate is evaluated by management each quarter.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

3. NET INCOME PER COMMON SHARE

            In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts were computed by reflecting potential dilution from the exercise of stock options.

            The following chart provides a reconciliation of information used in calculating the per share amounts for the three-month and nine-month periods ended September 30, 1998 and 1999:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                  ------------------------          ------------------------
                                                   1998             1999             1998             1999
                                                  -------          -------          -------          -------
Numerator:
     Net income ..............................    $ 1,494          $ 2,042          $ 2,929          $ 3,756
                                                  -------          -------          -------          -------

Denominator for basic
     net income per common share .............      7,415            7,851            7,415            7,568

Effect of dilutive securities:
     Stock options ...........................        174              141              192              161
                                                  -------          -------          -------          -------

Denominator for diluted
     net income per share ....................      7,589            7,992            7,607            7,729
                                                  =======          =======          =======          =======

Basic net income per common share ............    $  0.20          $  0.26          $  0.40          $  0.50
                                                  =======          =======          =======          =======

Diluted net income per common share ..........    $  0.20          $  0.26          $  0.39          $  0.49
                                                  =======          =======          =======          =======

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

4. COMPREHENSIVE INCOME

            In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and foreign currency translation adjustments. No provision for income taxes has been made with respect to foreign currency translation adjustments because all earnings of foreign subsidiaries are expected to be permanently reinvested outside the United States. These amounts have been included in the accompanying consolidated balance sheet under the caption "Accumulated other comprehensive income".

            Comprehensive income is as follows:

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                --------------------------     --------------------------
                                                                   1998           1999             1998           1999
                                                                -----------    -----------     -----------    -----------
         Net income.........................................    $    1,494       $  2,042        $  2,929       $  3,756
         Other comprehensive income:
            Foreign currency translation adjustments........           130            269             136            (57)
                                                                ----------       --------        --------       --------
         Comprehensive income...............................    $    1,624       $  2,311        $  3,065       $  3,699
                                                                ==========       ========        ========       ========

5. SEGMENT INFORMATION

            In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

            The Company is organized based on the services that it offers. Under this organizational structure, the Company operates in two principal operating segments: communications and contract sales. The Company's communications operations provide integrated services to clients which includes advertising and promotion, consulting, medical education, public relations, marketing research, publishing, interactive media and database marketing research services. The Company's contract sales operations involve forming dedicated sales teams which provide clients with substantial flexibility in selecting the extent and cost of promoting products as well as the clients' level of involvement in managing its sales effort.

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

            Segment information is as follows:

                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                       --------------------------------     -------------------------------
                                          1998                 1999            1998                1999
                                        --------             --------        --------            --------
        Revenues:
          Communications...........     $  8,230             $ 11,449        $ 20,788            $ 28,617
          Contract Sales...........        8,689               10,299          24,996              26,198
                                        --------             --------        --------            --------
                                        $ 16,919             $ 21,748        $ 45,784            $ 54,815
                                        ========             ========        ========            ========

        Income from operations:
          Communications...........     $  2,417             $  2,691        $  3,839            $  4,945
          Contract Sales...........           94                  717             727               1,252
                                        --------             --------        --------            --------
                                        $  2,511             $  3,408        $  4,566            $  6,197
                                        ========             ========        ========            ========

6. ACQUISITION OF BUSINESS

            In August 1999, the Company acquired all of the capital stock of Falk Communications, Inc. ("Falk"), a United States healthcare communications company. The initial purchase price paid by the Company was $16,952 consisting of $9,000 in cash, including expenses related to the acquisition, and Company Common Stock valued at $7,952. Total amounts to be paid in connection with the acquisition, including expenses related to the acquisition and potential, future earn-out payments to take place in April 2000, 2001, 2002 and 2003, based upon a multiple of operating income of Falk, are not expected to exceed $37,802. However, because the amount of Common Stock to be paid in connection with additional earn-out payments is based upon a moving average price of the Common Stock during a 20 day period ending 3 days before the date payment is made, while such Common Stock paid in connection with the earn-outs will be valued for accounting purposes based upon its market price on the date of issuance, it is possible that as a result of market fluctuations in the price of the Common Stock the value of the aggregate consideration paid to the Falk shareholders in connection with the merger could exceed $37,802. The acquisition has been accounted for using the purchase method of accounting, whereby the excess of the initial purchase price over the fair value of the net assets acquired, $500, was recorded as goodwill. Total goodwill recorded on the purchase was $16,452. A dividend payable, in the amount of $1,664, is recorded in other current liabilities in the accompanying consolidated balance sheet. This dividend represents the

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

      difference between the pre-acquisition net assets of Falk and the net assets at the time of the acquisition.

            On September 15, 1999, Healthworld paid $425, consisting of $211 cash and $213 in Common Stock to the Falk shareholders in exchange for Falk stock received by the Falk Communications, Inc. Defined Contribution Plan and Trust u/t/a dated July 29, 1999 as consideration to certain Falk employees. A tax deduction will be taken on Healthworld's income tax return for the taxable year ending December 31, 1999 with respect thereto. Upon determination of the final tax deduction, Healthworld will make a payment of additional consideration paid to acquire the Falk stock, such payment will be in cash and Common Stock.

            The results of operations of the acquisition are included in the consolidated financial statements from the date of acquisition.

            Summarized below are the unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1999 of the Company as though the Falk acquisition had occurred at the beginning of the periods presented. Additionally, the unaudited pro forma results of operations for the nine months ended September 30, 1998 includes the pro forma effects of the acquisition of Colwood House Medical Publications (UK) Limited and the acquisition of 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent, S.A., a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL and Katchina Productions SARL, each a French company, as though these acquisitions had occurred at the beginning of 1998. Adjustments have been made for income taxes, amortization of goodwill, salary expense based on employment agreements and interest income related to these transactions.

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                     1998           1999 *
                                                  ----------    -------------
      Pro Forma:
          Revenues                                $ 56,937         $ 59,364
          Net income                                 2,757            1,868

          Basic net income per common share       $   0.34         $   0.23
                                                  ========         ========
          Diluted net income per common share     $   0.33         $   0.23
                                                  ========         ========
          Common shares used in computing
             per share amounts:

                 Basic                               8,080            8,094
                                                  ========         ========
                 Diluted                             8,272            8,254
                                                  ========         ========

            * Included in the pro forma results of operations for the nine months ended September 30, 1999 is a charge of approximately $2,100 to the statement of income of Falk, which represents the compensation expense related to the issuance in July 1999 of 78 shares of Falk's common stock to certain of its key employees. Excluding the effect of this

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

      stock issuance, pro forma net income would be $3,023 and basic and diluted pro forma earnings per share would be $0.37.

            These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or of results, which may occur in the future.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the Balance Sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

8. SUBSEQUENT EVENT

            On November 9, 1999, the Company entered into an agreement (the "Merger Agreement") to be acquired by Cordiant Communications Group plc ("Cordiant"), pursuant to which a newly-formed wholly-owned subsidiary of Cordiant will be merged with and into the Company (the "Merger") and, the Company will become a wholly-owned subsidiary of Cordiant upon the satisfaction of certain conditions, including the receipt of certain regulatory approvals and the approval of the Merger by the stockholders of the Company and Cordiant. Certain management insiders of the Company beneficially owning approximately 63% of the Company's Common Stock, namely Steven Girgenti, William Leslie Milton, Spencer Falk, Francis Hughes, Herbert Ehrenthal, William Butler and Michael Garnham, have entered into stockholder agreements with Cordiant, pursuant to which, among other things, such stockholders (i) are obligated to vote in favor of the Merger and (ii) have granted an option to Cordiant to purchase their shares of the

                    HEALTHWORLD CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)
                      (In thousands, except per share data)

      Company's Common Stock, which options are exercisable only upon the occurrence of certain events.

            Pursuant to the terms of the Merger Agreement, the Company's stockholders will receive, in exchange for their shares of Common Stock, either Cordiant's American Depositary Receipts, each representing five Cordiant ordinary shares ("ADRs"), or, at such stockholder's election, Cordiant ordinary shares. The actual amount of ADRs and ordinary shares to be issued to the Company's stockholders at the time of the Merger will be based upon the average of the price of Cordiant's ordinary shares during a 10-day trading period ending three trading days prior to the Company's stockholder meeting. Depending upon the market price of Cordiant's ordinary shares and the currency exchange rate between the British Pound Sterling and the United States Dollar during such period, Cordiant will be obligated to issue an amount of ADRs or ordinary shares for each share of the Company's Common Stock valued at between $17.00 and $23.00 per share. If Cordiant's stock price drops by more than 25% from the time of entering into the Merger Agreement and the time prior to the anticipated closing of the Merger, Cordiant has the right to terminate the Merger, subject to the Company's right to revoke such termination and consummate the Merger, provided that Company stockholders will receive 7.6902 Cordiant ordinary shares (or the corresponding amount of ADRs) per share of the Company's Common Stock held by them in such event.

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This September 30, 1999 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. The Company's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors in the healthcare marketing and communications industry and the pharmaceutical and healthcare industry, general economic conditions, the ability of the Company to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein, and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

            The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      Recent Events

            On November 9, 1999, the Company entered into an agreement (the "Merger Agreement") to be acquired by Cordiant Communications Group plc ("Cordiant"), pursuant to which a newly-formed wholly-owned subsidiary of Cordiant will be merged with and into the Company (the "Merger") and, the Company will become a wholly-owned subsidiary of Cordiant upon the satisfaction of certain conditions, including the receipt of certain regulatory approvals and the approval of the Merger by the stockholders of the Company and Cordiant. Certain management insiders of the Company beneficially owning approximately 63% of the Company's Common Stock, namely Steven Girgenti, William Leslie Milton, Spencer Falk, Francis Hughes, Herbert Ehrenthal, William Butler and Michael Garnham, have entered into stockholder agreements with Cordiant, pursuant to which, among other things, such stockholders (i) are obligated to vote in favor of the Merger and (ii) have granted an option to Cordiant to purchase their shares of the Company's Common Stock, which options are exercisable only upon the occurrence of certain events.

            Pursuant to the terms of the Merger Agreement, the Company's stockholders will receive, in exchange for their shares of Common Stock, either Cordiant's American Depositary Receipts, each representing five Cordiant ordinary shares ("ADRs"), or, at such stockholder's election, Cordiant ordinary shares. The actual amount of ADRs and ordinary shares to be issued to the Company's stockholders at the time of the Merger will be based upon the average of the price of Cordiant's ordinary shares during a 10-day trading period ending three trading days prior to the Company's stockholder meeting. Depending upon the market price of Cordiant's ordinary shares and the currency exchange rate between the

      British Pound Sterling and the United States Dollar during such period, Cordiant will be obligated to issue an amount of ADRs or ordinary shares for each share of the Company's Common Stock valued at between $17.00 and $23.00 per share. If Cordiant's stock price drops by more than 25% from the time of entering into the Merger Agreement and the time prior to the anticipated closing of the Merger, Cordiant has the right to terminate the Merger, subject to the Company's right to revoke such termination and consummate the Merger, provided that Company stockholders will receive
      7.6902 Cordiant ordinary shares (or the corresponding amount of ADRs) per share of the Company's Common Stock held by them in such event.

      Results of Operations

            The following table sets forth certain consolidated income statement data of the Company as a percentage of revenues for the periods indicated:

                                                              Three Months                      Nine Months
                                                           Ended September 30,               Ended September 30,
                                                       ------------------------          ------------------------
                                                         1998             1999            1998             1999
                                                       -------          -------          -------          -------
      Statement of Income Data:
      Revenues .....................................     100.0%           100.0%           100.0%           100.0%
      Operating expenses:
           Salaries and related costs ..............      72.6             71.2             75.9             72.9
           General and office expenses .............      10.6             11.0             12.4             13.5
           Depreciation and amortization ...........       1.9              2.1              1.7              2.3
                                                       -------          -------          -------          -------
                                                          85.1             84.3             90.0             88.7

      Income from operations .......................      14.9             15.7             10.0             11.3
      Interest income, net .........................       0.8              0.8              1.2              0.8
                                                       -------          -------          -------          -------
      Income before provision for income taxes
           and minority interests ..................      15.7             16.5             11.2             12.1
      Provision for income taxes ...................       6.7              7.0              4.7              5.2
      Minority interests ...........................       0.2              0.1              0.1               --
                                                       -------          -------          -------          -------
      Net income ...................................       8.8%             9.4%             6.4%             6.9%
                                                       =======          =======          =======          =======

 Note: Percentages may not correspond to financial statements due to rounding.

            The following table sets forth certain operating data with respect to the Company's communications and contract sales operations for the periods indicated:

                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                 --------------------------------   -------------------------------
                                                       1998             1999            1998               1999
                                                 ---------------   --------------   -------------     -------------
      Revenues:
        Communications .........................     $ 8,230          $11,449          $20,788           $28,617
        Contract Sales .........................       8,689           10,299           24,996            26,198
                                                     -------          -------          -------           -------
                                                     $16,919          $21,748          $45,784           $54,815
                                                     =======          =======          =======           =======

      Income from operations:
        Communications .........................     $ 2,417          $ 2,691          $ 3,839           $ 4,945
        Contract Sales .........................          94              717              727             1,252
                                                     -------          -------          -------           -------
                                                     $ 2,511          $ 3,408          $ 4,566           $ 6,197
                                                     =======          =======          =======           =======

      Fiscal Three Months Ended September 30, 1999 Compared to Fiscal Three Months Ended September 30, 1998

      Revenues

            Revenues for the three months ended September 30, 1999 were $21.7 million, an increase of $4.8 million, or 28.5%, from $16.9 million for the three months ended September 30, 1998.

            Communications revenues for the quarter ended September 30, 1999 increased to $11.4 million, an increase of $3.2 million, or 39.1%, from $8.2 million in the third quarter of 1998. This increase was primarily attributable to the additional revenues derived as a result of the acquisitions of Falk Communications Inc., CPA Espana, S.L., Colwood House Medical Publications (UK) Limited and 80% of the capital stock of HFT, a French holding company, which owns 100% of the capital stock of Torrent, S.A., a French healthcare communications agency, which in turn owns 100% of the capital stock of Aigue Marine SARL and Katchina Productions SARL, each a French company (collectively, the "Healthworld Acquisitions").

            Contract sales revenues for the quarter ended September 30, 1999 increased to $10.3 million, an increase of $1.6 million, or 18.5%, from $8.7 million in the third quarter of 1998. This increase was attributable to (i) the growth of the consumer contract sales operations in the U.K., which resulted from additional business from new and existing clients, and
      (ii) increased revenues generated by the U.S. contract sales division from new clients.

      Salaries and Related Costs

            Salaries and related costs for the three months ended September 30, 1999 were $15.5 million, an increase of $3.2 million, or 26.1%, from $12.3 million for the three months ended September 30, 1998. Salaries and related costs includes all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) approximately $1.7 million of salaries and related costs associated with the staffing needed to support the additional revenues generated by the Healthworld Acquisitions, (ii) approximately $1.0 million relating to the additional compensation costs to support the growth of the U.S. and U.K. contract sales business, and (iii) $423,000 related to increased communications salaries. Salaries and related costs represented 71.2% of revenues in the third quarter of 1999, compared to 72.6% in the third quarter of 1998. Such decrease, as a percentage of revenues, was primarily attributable to the revenue growth of the Company's communications operations as a percentage of total revenues. Generally, labor costs associated with the Company's communications operations are less as a percentage of corresponding revenues than those for contract sales services.

      General and Office Expenses

            General and office expenses for the three months ended September 30, 1999 was $2.4 million, an increase of $589,000, or 32.7%, from $1.8 million for the three months ended September 30, 1998. General and office expenses includes occupancy and related costs, client development and other related administrative costs. Such increase was attributable to $370,000 of additional expenses in connection with the Healthworld Acquisitions and increased business activity. General and office expenses represented 11.0% of revenues in the third quarter of 1999, compared to 10.6% of the revenues in the third quarter of 1998.

      Depreciation and Amortization

            Depreciation and amortization expense for the three months ended September 30, 1999 was $469,000, an increase of $143,000, or 43.9%, from
      $326,000 for the three months ended September 30, 1998. The increase was primarily related to amortization expense associated with the goodwill generated in connection with the Healthworld Acquisitions, which acquisitions were accounted for by the purchase method of accounting. Depreciation and amortization expense represented 2.2% of revenues for the third quarter of 1999, compared to 1.9% for the third quarter of 1998.

      Income From Operations

            Income from operations for the three months ended September 30, 1999 was $3.4 million, an increase of $897,000, or 35.7%, from $2.5 million for the three months ended September 30, 1998. Income from operations represented 15.7% of revenues in the third quarter of 1999, compared to 14.8% in the second quarter of 1998.

      Interest Income, net

            Interest income, net for the three months ended September 30, 1999 was $175,000, an increase of $27,000 from $148,000 for the three months ended September 30, 1998, primarily due to the higher cash and cash equivalents balances during the third quarter of 1999.

      Provision for Income Taxes

            The provision for income taxes for the three months ended September 30, 1999 was $1.5 million, an increase of $393,000 from $1.1 million for the three months ended September 30, 1998. The provision for income taxes, based on management's estimates of the effective year-end rate, was recorded at an effective rate of 42.6% for the three months ended September 30, 1998 and 1999.

      Net Income

            Net income for the three months ended September 30, 1999 was $2.0 million, an increase of $548,000, or 36.7%, from $1.5 million for the three months ended September 30, 1998. Net income represented 9.4% of revenues in the third quarter of 1999 compared to 8.8% in the third quarter of 1998.

      Fiscal Nine Months Ended September 30, 1999 Compared to Fiscal Nine Months Ended September 30, 1998

      Revenues

            Revenues for the nine months ended September 30, 1999 was $54.8 million, an increase of $9.0 million, or 19.7%, from $45.8 million for the nine months ended September 30, 1998.

            Communications revenues for the nine months ended September 30, 1999 increased to $28.6 million, an increase of $7.8 million, or 37.7%, from $20.8 million for the same period in the prior year. Of such increase, approximately $7.3 million was attributable to the additional revenues derived as a result of the Healthworld Acquisitions, while the remaining increase was attributable to the growth of advertising and promotion services in the U.S.

            Contract sales revenues increased to $26.2 million, an increase of $1.2 million, or 4.8%, from $25.0 million for the same period in the prior year. This increase was attributable to (i) an increase in U.S. contract sales revenues from primarily new clients of $1.7 million, (ii) an increase in U.K. consumer contract sales of $1.1 million, offset by a decrease in U.K. medical contract sales revenues of approximately $1.6 million resulting from the discontinuation of the U.K. syndicated, medical contract sales business.

      Salaries and Related Costs

            Salaries and related costs for the nine months ended September 30, 1999 was $40.0 million, an increase of $5.2 million, or 15.0%, from $34.7 million for the nine months ended September 30, 1998. Salaries and related costs includes all compensation and related benefits for all employees and contracted talent. Such increase was primarily attributable to (i) approximately $4.2 million of salaries and related costs associated with the compensation expense generated by the inclusion of the Healthworld Acquisitions, (ii) approximately $665,000 relating to additional staffing costs to support the growth in communications services, and (iii) $330,000 to support the growth in contract sales services. Salaries and related costs represented 72.9% of revenues for the first nine months of 1999, compared to 75.9% for the first nine months of 1998. Such decrease, as a percentage of revenues, was primarily attributable to the growth of the Company's communications operations as a percentage of total revenues. Generally, labor costs associated with the Company's communications operations are less as a percentage of corresponding revenues than those for the contract sales services.

      General and Office Expenses

            General and office expenses for the nine months ended September 30, 1999 was $7.4 million, an increase of $1.7 million, or 29.7%, from $5.7 million for the nine months ended September 30, 1998. General and office expenses include occupancy and related costs, client development and other related administrative costs. Such increase was primarily attributable to $1.2 million of expenses related to the inclusion of the Healthworld Acquisitions and increased occupancy and related costs and business development costs commensurate with the growth in business activity. General and office expenses represented 13.5% of revenues for the first nine months of 1999, compared to 12.5% of revenues for the first nine months of 1998.

      Depreciation and Amortization

            Depreciation and amortization expense for the nine months ended September 30, 1999 was $1.2 million, an increase of $478,000, or 62.2%, from $769,000 for the nine months ended September 30, 1998. The increase was related to (i) amortization expense associated with the goodwill generated in connection with the Healthworld Acquisitions, which acquisitions were accounted for by the purchase method of accounting, and
      (ii) additional depreciation expense attributable to property and equipment acquired in connection with such acquisitions. Depreciation and amortization expense represented 2.3% of revenues for the first nine months of 1999, compared to 1.7% for the first nine months of 1998.

      Income From Operations

            Income from operations for the nine months ended September 30, 1999 was $6.2 million, an increase of $1.6 million, or 35.7%, from $4.6 million for the nine months ended September 30, 1998. Income from operations represented 11.3% of revenues for the first nine months of 1999, compared to 10.0% for the first nine months of 1998.

      Interest Income, net

            Interest income, net for the nine months ended September 30, 1999 was $452,000, a decrease of $99,000 from $551,000 for the nine months ended September 30, 1998, primarily due to lower interest rates received on cash balances and the lower cash and cash equivalents balances throughout the nine months ended September 30, 1999.

      Provision for Income Taxes

            The provision for income taxes for the nine months ended September 30, 1999 was $2.9 million; an increase of $719,000 from $2.2 million for the nine months ended September 30, 1998. The provision for income taxes, based on management's estimates of the effective year-end rate, was recorded at effective rates of 42.1% and 43.2% for the nine months ended September 30, 1998 and 1999, respectively. The increase in the estimated effective rate reflects nondeductible amortization expense in connection with the acquisitions.

      Net Income

            Net income for the nine months ended September 30, 1999 was $3.8 million, an increase of $827,000, or 28.2%, from $2.9 million for the nine months ended September 30, 1998. Net income represented 6.9% of revenues for the nine months ended September 30, 1999 compared to 6.4% for the nine months ended September 30, 1998.

      Liquidity and Capital Resources

            During the first nine months of 1999, cash provided by operations was approximately $9.4 million, which consisted of net income for the period of $3.8 million, non-cash charges of $1.3 million, an increase in advance billings of $10.1 million and an aggregate increase of accounts payable and accrued expenses of $1.8 million. This was partially offset by an increase in accounts receivable of approximately $8.0 million. Cash used in investing activities was $8.8 million and was primarily attributable to the initial cash payment for Falk, net of cash received of $8.0 million, and capital expenditures of $1.0 million offset by proceeds from the sale of fixed assets of $193,000. Cash used in financing activities was $189,000, and primarily resulted from $345,000 for repayments of bank loans and capital leases offset by cash provided by stock option exercises of $156,000.

            The decrease in working capital at September 30, 1999 as compared to December 31, 1998 was primarily attributable to the cash payments in connection with the Falk acquisition, partially offset by net income from operations for the nine months.

            The Company maintains relationships with one bank in the United States and a number of banks in Europe which have extended various secured and unsecured, committed and uncommitted lines of credit in amounts sufficient to meet the Company's cash needs. In July 1999, Girgenti, Hughes, Butler and McDowell, Inc., a wholly-owned subsidiary of the Company, with operations in the U.S., entered into a $5.0 million uncommitted line of credit with a bank of which no amounts are outstanding to date. Amounts outstanding under the line of credit accrue interest at the bank's prime rate or at LIBOR plus 1.75%. The line of credit is guaranteed by the other entities comprising the Company's U.S. operations, including Healthworld Corporation, and is secured by a security interest in all of the personal property owned by certain of the entities comprising the Company's U.S. operations. The line expires in September 2000. The Company is also a party to various secured and unsecured, committed lines of credit and overdraft facilities outside of the United States in an aggregate amount of approximately $2.8 million. The Company has no amounts outstanding to date under such facilities outside of the United States.

            In July 1998, the Company acquired the HFT Group Companies. The Company's initial cash purchase price was 20.3 million French Francs (approximately US$3.4 million), including expenses related to the acquisition. Total amounts to be paid in connection with the acquisition, including potential, future earn-out payments to take place on or prior to April 15, 2000 and April 15, 2002 based upon a multiple of operating income of the HFT Group Companies and the seller's option to sell and the Company's option to purchase the remaining 20% of the capital stock of HFT, will not exceed 48.0 million French Francs (approximately US$8.1 million).

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

            In August 1999, the Company acquired 100% of the capital stock of Falk, a healthcare communications agency located in New York City. The Company's initial purchase price, including expenses related to the acquisition, was approximately $17.0 million, consisting of approximately $9.0 million in cash and 649,111 shares of the Company's Common Stock. Total amounts to be paid in cash and the Company's Common Stock in connection with the acquisition, including potential, future earn-out payments to take place on or prior to April 30, 2000, 2001, 2002 and 2003 based upon a multiple of operating income of Falk, are not expected to exceed $37.8 million. However, because the amount of Common Stock to be paid in connection with additional earn-out payments is based upon a moving average price of the Common Stock during a 20 day period ending 3 days before the date payment is made, while such Common Stock paid in connection with the earn-outs will be valued for accounting purposes based upon its market price on the date of issuance, it is possible that as a result of market fluctuations in the price of the Common Stock the value of the aggregate consideration paid to the Falk Shareholders in connection with the merger could exceed $37.8 million.

            Management believes that cash generated from the Company's operations and available to the Company under various lines of credit are adequate to support its short-term cash requirements for capital expenditures, earn-outs and maintenance of working capital.

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

            The Company has completed its internal review with respect to Year 2000 issues. The Company does not believe Year 2000 issues, within its internal information systems, will have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its internal computer systems used in its U.S. Operations, Spain and France are currently Year 2000 compliant, and that those used in its United Kingdom operations, to the extent not already Year 2000 compliant, will be made Year 2000 compliant by year end.

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

      (b)   Reports on Form 8-K.

            On August 11, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, for which the Date of Report was August 3, 1999, reporting the acquisition by the Company on August 3, 1999 of Falk. On October 18, 1999, the Company filed an Amendment No. 1 to Current Report on Form 8-K relating to the same items, which Amendment contained, with respect to Falk, a Balance Sheet, a Statement of Income, a Statement of Shareholders' Equity and a Statement of Cash Flows as of and for the years ended December 31, 1997 and 1998, and, with respect to Healthworld Corporation, on an unaudited pro forma combining basis, Balance Sheets as of June 30, 1999 and Statements of Income for the six months ended June 30, 1999 and for the year ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEALTHWORLD CORPORATION


Date: November 15, 1999           By:   /s/    STEVEN GIRGENTI
                                        ----------------------------------
                                               Steven Girgenti
                                          Chairman of the Board and
                                           Chief Executive Officer


Date: November 15, 1999           By:   /s/    STUART DIAMOND
                                        ----------------------------------
                                               Stuart Diamond
                                          Executive Vice President,
                                        Chief Financial Officer, Treasurer
                                               and Secretary

                                  EXHIBIT INDEX

Number   Description of Exhibits
------   -----------------------

2.01     -- Agreement and Plan of Merger among Cordiant Communications Group plc ("CCG"), Healthworld Acquisition Corp. ("HAC") and Healthworld Corporation, dated November 9, 1999.
20.01    -- Healthworld Corporation Press Release, dated November 9, 1999.
27.01    -- Financial Data Schedule.
99.01    -- Stockholder Agreement between CCG, HAC and Steven Girgenti, dated
            November 9, 1999.
99.02    -- Stockholder Agreement between CCG, HAC and Steven Girgenti
            Grantor Retained Annuity Trust, dated November 9, 1999.
99.03    -- Stockholder Agreement between CCG, HAC and The Girgenti Family
            Limited Partnership, dated November 9, 1999.
99.04    -- Stockholder Agreement between CCG, HAC and The Steve Girgenti
            Charitable Lead Annuity Trust, dated November 9, 1999.
99.05    -- Stockholder Agreement between CCG, HAC and William Leslie Milton, dated November 9, 1999.
99.06    -- Stockholder Agreement between CCG, HAC and William Butler, dated
            November 9, 1999.
99.07    -- Stockholder Agreement between CCG, HAC and Herbert Ehrenthal, dated November 9, 1999.
99.08    -- Stockholder Agreement between CCG, HAC and Michael Garnham, dated
            November 9, 1999.
99.09    -- Stockholder Agreement between CCG, HAC and The Spencer Falk
            Grantor Retained Annuity Trust u/t/a/d March 5, 1999, dated November 9, 1999.
99.10    -- Stockholder Agreement between CCG, HAC and Spencer Falk, dated
            November 9, 1999.
99.11    -- Stockholder Agreement between CCG, HAC and Francis Hughes, dated
            November 9, 1999.